Form 10-Q
period 1995-09-30
LINCOLN TELEPHONE & TELEGRAPH CO
filed 1995-11-15
CIK 59584

FORM 10-Q

             		      SECURITIES AND EXCHANGE COMMISSION

                    			   Washington, D.C.  20549
             		   ----------------------------------------

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---              THE SECURITIES EXCHANGE ACT OF 1934

             		For the Quarterly Period Ended September 30, 1995

                              				   OR

         	   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
    ---              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

               		       Commission File No.   2-39373
                  ---------------------------------------
        	       The Lincoln Telephone and Telegraph Company
           (Exact name of registrant as specified in its charter)

     	      Delaware                                47-0223220
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

    1440 M Street, Lincoln, Nebraska                      68508

(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  402-474-2211

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        	Yes    X        No
                             	-----           -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.


       Class of Common Stock              Outstanding at September 30, 1995
      	 $3.125 par value                            1,000 Shares












                     		  PART I - FINANCIAL INFORMATION

             	    THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY


The following financial statements of The Lincoln Telephone and Telegraph Company (LT&T) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the 1994 Annual Report on Form 10-K and in this year's prior Quarterly Reports on Form 10-Q, which are incorporated by reference.






































                                 				-1-
Item 1 - Financial Statements

              		   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                             				BALANCE SHEETS

                                      					   	  Sep. 30, 1995   Dec. 31, 1994
                                         						   (Unaudited)      (Audited)
						                                              (Dollars in Thousands)
	  ASSETS
Current assets                                         $ 57,270     $ 65,269

Property and equipment less accumulated
  depreciation and amortization                         241,811      240,537

Investments and other assets                              3,457        3,517

Deferred charges                                         20,261       18,429
                                          						       --------     --------
     Total assets                                      $322,799     $327,752
                                          						       ========     ========

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

   Notes payable to banks                              $  9,000     $ 17,000

   Accounts payable and accrued liabilities              35,886       38,912
                                          						       --------     --------
     Total current liabilities                           44,886       55,912

Deferred credits and other long-term liabilities         83,897       84,281

Long-term debt                                           44,000       44,000

Preferred stock, 5%, redeemable                           4,499        4,499

Stockholder's equity                                    145,517      139,060
                                          						       --------     --------
     Total liabilities and stockholder's equity        $322,799     $327,752
                                          						       ========     ========














               		   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                     			     STATEMENTS OF EARNINGS
                             				  (UNAUDITED)

                             				 Three Months Ended        Nine Months Ended
                             				Sep. 30,      Sep. 30,    Sep. 30,    Sep. 30,
                             				  1995          1994        1995        1994
					    (Dollars in Thousands)
Telephone operating revenues:*
    Local network services       $17,905       $17,022     $52,853     $50,209
    Access services               14,073        12,593      40,136      37,911
    Long distance services         3,249         3,545       9,873      10,168
    Other wireline communications
      services                     5,921         6,223      17,641      18,022
                            				 -------      --------    --------    --------
       Total telephone operating
       	 revenues                 41,148        39,383     120,503     116,310
Wireless communications revenues   3,833         3,025      10,827       8,235
Telephone equipment sales and
  services                         1,720         1,836       5,600       5,579
				                             -------      --------    --------    --------
       Total operating revenues   46,701        44,244     136,930     130,124
                            				 -------      --------    --------    --------
Operating expenses:
    Depreciation                   8,361         7,828      24,488      23,547
    Additional non-recurring
      depreciation on cellular
      equipment**                    --            --          --        3,398
Other operating expenses          21,209        20,731      64,982      62,031
    Restructuring charge           1,552           --        1,552         --
    Taxes, other than payroll
      and income                     844           908       2,518       2,721
                            				--------      --------    --------    --------
       Total operating expenses   31,966        29,467      93,540      91,697
                            				--------      --------    --------    --------
       Operating Income           14,735        14,777      43,390      38,427
                            				--------      --------    --------    --------
Non-operating income and expense:
   Income from interest and other
     nvestments                      345           482       1,202       1,327
   Interest expense and other
     deductions                    1,435         1,536       4,529       4,681
                            				--------      --------    --------    --------
       Net non-operating expense   1,090         1,054       3,327       3,354
                            				--------      --------    --------    --------

(Continued on the following page)









                               				 -3-
            		   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                   			 STATEMENTS OF EARNINGS (Cont'd)
                 	         			  (UNAUDITED)

 				                             Three Months Ended        Nine Months Ended
                              			Sep. 30,    Sep. 30,      Sep. 30,   Sep. 30,
                              			  1995          1994        1995        1994
					    (Dollars in Thousands)
       Income before income
	        taxes                    13,645        13,723      40,063      35,073
Income taxes                       5,266         5,300      15,437      13,494
                            				--------      --------    --------    --------
       Net income                  8,379         8,423      24,626      21,579
Preferred dividends                   57            57         169         169
                             			--------      --------    --------    --------
       Earnings available for
       	 common shares           $ 8,322       $ 8,366     $24,457     $21,410
				                            ========      ========    ========    ========


 *Certain reclassifications have been made to the historical statements of earnings to conform to the current presentation.
**See comments under "Cellular Activities," pages 7 & 8.



































                 		 THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                        			 STATEMENTS OF CASH FLOWS
			                               (UNAUDITED)

		                                         				    Nine Months Ended
                                  					     Sept 30, 1995    Sept 30, 1994
                                          						 (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                  $ 24,626        $ 21,579
					                                          --------        --------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization              24,512          26,968
      Deferred income taxes                        (329)         (1 297)
      Changes in assets and liabilities
       resulting from operating activites:
       	 Receivables                             (4,116)         (3,008)
       	 Materials, supplies and other assets    (2,109)          1,132
       	 Accounts payable and accrued expenses   (2,866)            978
       	 Other Liabilities                         (716)         (1,243)
					                                          --------        --------
       	       Total adjustments                 14,376          23,530
					                                          --------        --------
	              Net cash provided by operating
              		 activities                      39,002          45,109
                                   					       --------        --------
Cash flows from investing activities:
   Expenditures for property and equipment      (27,837)        (19,126)
   Net salvage on retirements                     2,075             899
                                   					       --------        --------
       	       Net capital additions            (25,762)        (18,227)
   Purchases and sales of investments and
     other assets, net                               57          (1,154)
   Purchases of temporary investments            (1,903)        (12,799)
   Maturities and sales of temporary
     investments                                 11,469          17,980
					                                          --------        --------
	              Net cash used for investing
              		 activities                     (16,139)        (14,200)
					                                          --------        --------
Cash flows used for financing activities:
   Dividends to stockholders                    (17,669)        (16,168)
   Proceeds from issuance of note payable
     to bank                                        --            1,000
   Payments on note payable to bank              (8,000)        (12,000)
                                   					       --------        --------

(Continued on following page)








             	     THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                         			 STATEMENTS OF CASH FLOWS
                          			       (UNAUDITED)

                                         						    Nine Months Ended
                                   					     Sept 30, 1995    Sept 30, 1994
                                          						 (Dollars in Thousands)

	              Net cash used in financing
              		 activities                     (25,669)        (27,168)
					                                          --------        --------
Net increase (decrease) in cash and cash
  equivalents                                    (2,806)          3,741
Cash and cash equivalents, beginning of year     17,270          11,646
                                   					       --------        --------
Cash and cash equivalents, end of quarter       $14,464         $15,387
                                   					       ========        ========

Supplemental disclosure of cash flow information:

   Interest paid                                $ 2,974         $ 3,015
                                   					       ========        ========
   Income taxes paid                            $17,315         $17,008
                                   					       ========        ========

































               		 THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                      			NOTES TO FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

Principles of Consolidation and Organization

The Form 10-Q reflects the operations of The Lincoln Telephone and Telegraph Company (the Company, herein sometimes called LT&T). The Company is a wholly-owned subsidiary of Lincoln Telecommunications Company. The Company provides local and long distance telephone service in 22 southeastern counties of Nebraska. It further provides cellular telecommunications services in the Lincoln Metropolitan Statistical Area (MSA) (which includes all of Lancaster County in Nebraska) under the name of Lincoln Telephone Cellular.

The Company's telephone operations follow accounting for regulated enterprises prescribed by statement of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation. The effect of FAS No. 71 results in regulatory assets of approximately $11,831,000 and $13,745,000 at September 30, 1995 and 1994, respectively, and regulatory liabilities of approximately $9,503,000 and $11,318,000 at September 30, 1995 and 1994, respectively.

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by FAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Under FAS No. 71, the Company records certain assets and liabilities because of the actions of regulators. Amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. In the event the Company determines that it no longer meets the criteria for following FAS No. 71, the accounting impact to the Company would be a one-time non-cash charge to operations of an amount which would be material to the consolidated financial statements. Criteria that give rise to the discontinuance of FAS No. 71 include increasing competition, which restricts the Company's ability to establish prices to recover specific costs, possible obsolescence driven by accelerating technology, and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that continuing application of FAS No. 71 is appropriate.

(2) Cellular Activities

Due to changes in technology, customer growth, and usage demand for cellular services Lincoln Telephone Cellular has purchased a new cellular telephone system to replace certain existing analog systems.

The system is expected to increase capacity and performance and became operational in April 1995.





The implementation of these system upgrades caused the early retirement of certain existing analog equipment prior to the expiration of its anticipated useful life. As a result, the Company wrote down the value of these assets by approximately $3,398,000 in the first quarter of 1994, and $363,000 in the fourth quarter of 1994. The after-tax impact of this one-time non-cash charge to earnings was $2,267,000.

(3) Operator Services Force Reduction

During the third quarter, the Company announced its decision to reduce its operator service workforce from 140 to approximately 50 employees by the beginning of 1996. The remaining force will handle the Company's long distance operator service needs. The Company offered retirement and separation incentives along with out-placement services to those employees affected by the force adjustment. These actions resulted in a pre-tax non-recurring charge of $1,552,000 or $936,000 after the income tax effect, reducing third quarter earnings per share by $0.03. Savings resulting from new procedures are expected to offset this non-recurring charge within two years.

 (4) Income Taxes

Total income tax expense for the three- and nine-month periods ended September 30, 1995 and 1994 was $5,266,000 and $5,300,000; and $15,437,000
and $13,494,000, respectively, and was comprised solely of income taxes on income from continuing operations. Income tax expense (benefit) attributable to income from continuing operations for the nine-month periods ended September 30, 1995 and 1994 consists of the following:

                            				    Nine Months Ended September 30,
					                                   1995             1994
                            				     ------------     ------------
  Current
    U.S. Federal                     $13,507,000      $12,726,000
    State and local                    3,017,000        2,842,000
				                                 ------------     ------------
                            				      16,524,000       15,568,000
  Deferred
    U.S. Federal                        (417,000)      (1,273,000)
    State and local                      181,000           (6,000)
				                                 ------------     ------------
                                   					(236,000)      (1,279,000)
  Investment tax credits                (851,000)        (795,000)
                            				     ------------     ------------
                            				     $15,437,000      $13,494,000
                            				     ============     ============












				                              -8-
Income tax expense differed from the amounts computed by applying the U. S. Federal income tax rate of 35 percent to pretax income from continuing operations as stated in the following:

                             				    Nine Months Ended September 30,
                                     					1995             1994
                             				     ------------    -------------
  Computed "expected" tax
    expense                           $14,022,000     $12,276,000
Increase (reduction) in
    income taxes resulting from:
    State and local taxes, net
       of Federal tax benefit           2,079,000       1,843,000
    Non-taxable interest income           (46,000)        (80,000)
    Amortization of regulatory
      deferred charges                  1,436,000       1,436,000
    Amortization of regulatory
      deferred liabilities              1,343,000      (1,418,000)
    Amortization of investment
      tax credits                        (851,000)       (795,000)
    Other, net                            140,000         232,000
                            				      ------------    ------------
                            				      $15,437,000     $13,494,000
                             			      ============    ============

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the nine-month periods ended September 30, 1995 and 1994 were the following:

                                     Nine Months Ended September 30,
                                     				1995             1994
                            				     ------------    -------------

  Deferred tax expense (benefit)     $  (329,000)    $(1,297,000)
  Amortization of regulatory
    deferred charges                   1,436,000       1,436,000
  Amortization of regulatory
    deferred liabilities              (1,343,000)     (1,418,000)
                             				    ------------    ------------
                            				     $  (236,000)    $(1,279,000)
                            				     ============    ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and December 31, 1994 are presented in the following:














                                				 -9-
				                                September 30, 1995  December 31, 1994
                           				     ------------------  -----------------
  Deferred tax assets:
    Accumulated post-retirement
      benefit cost                        $17,308,000     $16,739,000
    Regulatory deferred credits             4,163,000       4,857,000
    Other                                   2,197,000       2,214,000
                                   					 -------------   -------------
       Total gross deferred tax assets     23,668,000      23,810,000
       Less valuation allowance                     0               0
                                   					 -------------   -------------
       Net deferred tax assets            $23,668,000     $23,810,000
                                   					 =============   =============
Deferred tax liabilities:
    Plant and equipment, principally
    due to depreciation differences       $38,465,000     $38,577,000
    Regulatory deferred charges             3,145,000       3,527,000
    Other                                   1,297,000       1,274,000
                                   					--------------   -------------
       Total gross deferred tax
       	 liabilities                       42,907,000      43,378,000
                                   					--------------   -------------
       Net deferred tax liabilities       $19,239,000     $19,568,000
                                   					==============    ============

As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and the Company's expected taxable income in future years, no valuation allowance for deferred tax assets as of December 31, 1994 and September 30, 1995 was necessary.

(5) Postretirement Benefits

In addition to the Company's defined benefit pension plan, the Company sponsors a health care plan (Plan) that provides postretirement medical and other benefits to employees who meet minimum age and service requirements upon retirement.

The following table presents the Plan's status reconciled with amounts recognized in the Company's balance sheet at December 31, 1994:

  Accumulated Postretirement Benefit Obligation:
    Retirees                                         $30,872,000
    Fully eligible active plan participants           11,508,000
    Other active plan participants                     7,276,000
	                                          					    -------------
                                          						     $49,656,000
    Plan assets at fair market value                          --
    Unrecognized prior service cost                     (164,000)
    Unrecognized net loss                             (7,969,000)
                                          						    -------------
    Accrued postretirement benefit cost
      recognized in the balance sheet                $41,523,000
                                          						    =============

For purposes of measuring the benefit obligation, a discount rate of 8.0% and an 11.7% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1994. The projected rates for 1995 are 8.0% and 11.8%, respectively. This rate of increase was assumed to decrease gradually to 5.5% by the year 2004.
                           				  -10-

The Company has not designated any assets to fund Plan obligations. Net periodic postretirement benefit costs for the nine-month periods ended September 30, 1995 and 1994 include the following components:

                            				    Nine Months Ended September 30,
                                    					1995             1994
                            				     ------------    ------------
  Service cost                       $   268,000     $   300,000
  Interest cost                        2,896,000       2,719,000
  Unrecognized prior service cost          8,000              --
  Amortization of unrecognized loss       14,700         119,000
                            				    -------------    ------------
  Net periodic postretirement
    benefit costs                    $ 3,319,000     $ 3,138,000

For purposes of measuring the benefit costs, a discount rate of 8.0% and an 11.8% annual rate of increase in the health care cost trend rate was assumed for 1995, 8.0% and 11.7% for 1994. This rate of increase was assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported.

 (6) Temporary Investments

Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company will apply the provisions of this accounting standard prospectively.

FAS No. 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to FAS No. 115, the Company has classified all of its investments as "available for sale" at September 30, 1995. This information is summarized as follows:

                                                  							      Estimated
                     			    Amortized     Gross   Unrealized    Market
                     			       Cost       Gains     Losses      Value
                     			    ---------    ------    -------    ---------
Equity Securities         $ 1,415,000    41,000    (31,000)   1,425,000
U.S. Government
  obligations                 508,000        --    (20,000)     488,000
U.S. Government agency
  obligations               5,532,000   107,000   (155,000)   5,484,000
Corporate debt
  securities                3,306,000    15,000   (275,000)   3,046,000
                     			  -----------   -------   ---------  ----------
                     			  $10,762,000   162,000   (467,000)  10,444,000
                     			  ===========   =======   =========  ===========

The net unrealized loss on investments available for sale is not reported separately as a component of stockholders' equity due to its insignificance to the consolidated balance sheet at September 30, 1995.

The amortized cost and estimated market value of debt securities at September 30, 1995, by contractual maturity, are shown in the following. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                				-11-
                                                     Estimated
                          				       Amortized         Market
                                  					 Cost            Value
                            				     -----------     -----------
Due after three months through
  five years                         $ 7,507,000     $ 7,223,000
Due after five years through
  ten years                            1,840,000       1,796,000
                             				     -----------     -----------
                              		     $ 9,347,000     $ 9,019,000
                             				     ===========     ===========

The gross realized gains and losses on the sale of securities were insignificant to the consolidated financial statements for the quarter ended September 30, 1995. The Company does not invest in securities classified as held to maturity or traded securities.











































                            				 -12-
Item 2 - Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Liquidity and Capital Resources

Total capital additions to telephone plant for 1995 are projected to be $42,185,000. During the three- and nine-month periods ended September 30, 1995 and 1994, capital additions exceeded cash provided by operating activities, less dividends paid. Short-term borrowings and temporary investments are used to fund the additions in excess of cash provided by operating activities. These additions included $11,396,000 of the cost of the new cellular telephone switch put in operation in April 1995.

Short-term borrowings of $35,000,000 were completed July 6, 1993. These borrowings were used to fund the call of long-term First Mortgage Bond Issues G, I, and J. This short-term debt was reduced to $9,000,000 by September 30, 1995. No long-term borrowings are anticipated for the balance of 1995.

Results of Operations

Revenues

                            				 Third Quarter 1995   Nine Months 1995
                            				Increase (Decrease)  Increase (Decrease)
                            				     Over Third          Over Nine
                            				    Quarter 1994        Months 1994
                            				-------------------  -------------------
Operating Revenues:

Local network services                  5.2%                5.3%
Access services                        11.8%                5.9%
Long distance services                 (8.3%)              (2.9%)
Other wireline communications
 services                              (4.9%)              (2.1%)
Total telephone operating
 revenues                               4.5%                3.6%
Wireless communication services        26.7%               31.5%
Telephone equipment sales
 and service                           (6.3%)                .4%
    Total operating revenues            5.6%                5.2%

All comparisons hereinafter made are of the third quarter and nine-month periods for 1995 with the same periods in 1994. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $833,000 (5.2%) and $2,644,000 (5.3%), respectively. Basic local services revenue increased $666,000 (5.4%) and $1,828,000 (5.0%) led by strong growth in small business, PBX and Centrex services revenue for the three- and nine-month periods. Landline access lines in service grew by 7,640 (3.1%) from September 30, 1994. Revenue from Custom Calling-CLASS services increased $109,000 (38.3%) and $282,000 (32.5%), respectively.





				                              -13-
Access services revenue increased $1,480,000 (11.8%) and $2,225,000 (5.9%), respectively. Interstate access service revenues increased $1,235,000 (16.5%) and $1,254,000 (5.4%), respectively, principally due to the expiration of a liability for the 1991-92 monitoring period and new tariffs which became effective in the third quarter. Intrastate access services revenues have increased uniformly due to increased traffic $235,000 (4.6%) and $971,000 (6.5%) for the three- and nine-month periods. Overall minutes of use increased by 7.1% and 7.3%, respectively.

Long distance revenue decreased $296,000 (8.3%) and $296,000 (2.9%) for the three- and nine-month periods.

Other wireline communications services, consisting of directory advertising and sales carrier billing and collections, data communications, and miscellaneous items, decreased $302,000 (4.9%) and $381,000 (2.1%), respectively.

Wireless communications services revenues increased $808,000 (26.7%) and $2,592,000 (31.5%) reflectively. Through nine months in 1995, 5,306 new cellular customers were added.

Total operating revenues increased $2,457,000 (5.6%) and $6,806,000 (5.2%) for the three- and nine-month periods ended September 30, 1995 over the same periods in 1994.

Operating Expenses
				                             Third Quarter 1995   Nine Months 1995
                            				Increase (Decrease)  Increase (Decrease)
                           				      Over Third           Over Nine
                            				    Quarter 1994         Months 1994
                            				-------------------  -------------------
Depreciation                            6.8%                4.0%
 Additional nonrecurring
  depreciation on cellular
  equipment                             --               (100.0%)
Other operating expenses                2.3%                4.8%
Restructuring charge                    --                  --
Taxes, other than payroll
  and income                           (7.0%)              (7.5%)
    Total operating expenses            8.5%               (2.0%)

All comparisons hereinafter made are of the third quarter and nine-month periods for 1995 with the same periods in 1994. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

The restructuring charge of $1,522,000 is due to the Operator Services workforce reduction discussed previously on page 8.

Total operating expenses increased $2,499,000 (8.5%) for the three-month period ended September 30, 1995 over the same period in 1994, and increased $1,843,000 (2.0%) for the nine-month period compared to the same nine-month period in 1994.






                                 			-14-
Non-Operating Income (Expense)

                            				Third Quarter 1995    Nine Months 1995
                            			Increase (Decrease)  Increase (Decrease)
                            			     Over Third           Over Nine
                            			    Quarter 1994         Months 1994
                            			-------------------  -------------------
Income from interest and
  other investments                   (28.4%)              (9.4%)
Interest expense and other
  deductions                           (6.6%)              (3.2%)
    Net non-operating expenses          3.4%                (.8%)

Interest expense and other deductions decreased slightly $101,000 (6.6%) and $152,000 (3.2%) for the third quarter and nine-month periods when compared to 1994.

Income Taxes

Income taxes decreased $34,000 (.6%) and increased $1,943,000 (14.4%) for the three- and nine-month periods over the same periods in 1994. The third quarter decrease is the result of the restructuring charge discussed previously on page 8. The nine-month increase is primarily due to increased income. For a detailed explanation of the increase, see table on page 8.



































                                			 -15-

                  		   PART II - OTHER INFORMATION


Item 1-4  -  Not applicable

Item 5    -  Labor Agreements

	     Three-year agreements between LT&T and the Communications Workers of America (CWA) expired on October 15, 1995.
	     A new three-year agreement was reached on October 16, 1995, and became effective immediately. The contract includes a general wage increase of 10.9% over the three-year period.

Item 6    - a)  Not applicable

       	    b)  During the quarter ended September 30, 1995, the
		              Registrant did not file a Form 8-K.








































                              				 -16-

			                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               			The Lincoln Telephone and Telegraph Company
                        					  (Registrant)





                 November 14, 1995      /s/ Robert L. Tyler
           Date.....................   ......................................
                                               					 (Signature)
                                			    Robert L. Tyler, Senior Vice President-
                              			       Chief Financial Officer





                 November 14, 1995      /s/ Michael J. Tavlin
           Date.....................   ......................................
					                                               (Signature)
                                			    Michael J. Tavlin, Vice President-
                              			       Treasurer



























                                 				 -17-
                        								   Form 10-Q
                        			      Exhibit Index

Exhibit                Title                                        Page No.

27       Financial Data Schedule

















































                               				 -18-