Form 10-K/A
period 1994-12-31
LINCOLN TELEPHONE & TELEGRAPH CO
filed 1996-03-26
CIK 59584

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                  -----------------------------------------
                                  FORM 10-K/A

   X  AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR   15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1994

                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to _____________
                        Commission File No. 2-39373

                  -----------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: 5% Preferred Stock, ($100.00 par value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X        No
                              -----         -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of such stock as of February 28, 1995, was $0.

               Number of shares of common stock outstanding
                                    on
                       February 28, 1995 -- 1,000

The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 to include, in their entireties, the following Report of Independent Public Accountants and accompanying financial statements and the text of Exhibit 3.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                      THE LINCOLN TELEPHONE AND
                          TELEGRAPH COMPANY

                        Financial Statements

                    December 31, 1994, 1993 and 1992

               (With Independent Auditors' Report Thereon)

KPMG Peat Marwick LLP
233 South 13th Street, Suite 1600
Lincoln, NE 68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE 68102




                       INDEPENDENT AUDITORS' REPORT


The Board of Directors
The Lincoln Telephone and Telegraph Company:


We have audited the accompanying balance sheets of The Lincoln Telephone and Telegraph Company (Lincoln Telephone) as of December 31, 1994 and 1993, and the related statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of Lincoln Telephone's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Telephone at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in notes 7 and 9 to the financial statements, Lincoln Telephone adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, in 1993.


February 3, 1995

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                                 Balance Sheets

                           December 31, 1994 and 1993
                        Assets                               1994       1993
                                                         (Dollars in thousands)
Current assets:
   Cash and cash equivalents                             $   17,270     11,646
   Temporary investments, at cost (note 3)                   20,118     24,272
   Receivables, less allowance for doubtful receivables
     of $192,000 in 1994 and $94,000 in 1993                 22,872     20,694
   Materials, supplies and other assets                       4,987      4,723
   Due from affiliated company                                   22        121
                                                            -------    -------
            Total current assets                             65,269     61,456
                                                            -------     ------
Property and equipment (note 2)                             456,295    447,689
   Less accumulated depreciation and amortization           215,758    202,299
                                                            -------    -------
            Net property and equipment                      240,537    245,390
                                                            -------    -------
Investments and other assets                                  3,517      1,976
                                                            -------    -------
Deferred charges (note 7)                                    18,429     19,654
                                                            -------    -------
                                                          $ 327,752    328,476
                                                            =======    =======
       Liabilities and Stockholder's Equity

Current liabilities:
   Note payable to bank (note 6)                         $   17,000     30,000
   Accounts payable and accrued expenses                     25,828     19,606
   Income taxes payable                                       1,331      2,076
   Dividends payable                                          5,556      5,056
   Advance billings and customer deposits                     6,197      6,058
                                                            -------    -------
            Total current liabilities                        55,912     62,796
                                                            -------    -------
Deferred credits:
   Unamortized investment tax credits                         3,832      4,892
   Deferred income taxes (note 7)                            19,568     21,554
   Other (notes 7 and 9)                                     60,881     59,619
                                                            -------    -------
             Total deferred credits                          84,281     86,065
                                                            -------    -------
Long-term debt (notes 2 and 6)                               44,000     44,000
                                                            -------    -------
Preferred stock, 5% redeemable (note 4)                       4,499      4,499
                                                            -------    -------
Stockholder's equity                                        139,060    131,116
                                                            -------    -------
                                                          $ 327,752    328,476
                                                            =======    =======
See accompanying notes to financial statements.

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                             Statements of Earnings
                 Years ended December 31, 1994, 1993 and 1992
                                                    1994       1993       1992
                                                    (Dollars in thousands)
Operating revenues:
   Local network services                        $  77,617     70,833     66,022
   Access services (note 12)                        50,570     47,531     44,458
   Long distance services                           14,679     15,244     16,033
   Directory advertising, billing and other
     services (note 12)                             16,972     16,355     16,229
   Other operating revenues                         14,856     13,951     14,018
                                                   -------    -------    -------
            Total operating revenues               174,694    163,914    156,760
                                                   -------    -------    -------

Operating expenses:
   Depreciation                                     31,513     28,208     29,345
   Additional non-recurring depreciation on
     cellular equipment (note 2)                     3,761        -          -
   Other operating expenses                         82,819     80,155     74,545
   Taxes, other than payroll and income (note 13)	   3,125      2,937      4,313
                                                   -------    -------    -------
            Total operating expenses               121,218    111,300    108,203
                                                   -------    -------    -------
            Operating income                        53,476     52,614     48,557
                                                   -------    -------    -------

Non-operating income and expense:
   Income from interest and other investments        1,833      1,411      1,225
   Interest expense and other deductions             6,204      8,084      8,674
                                                   -------    -------    -------
            Net non-operating expense                4,371      6,673      7,449
                                                   -------    -------    -------
            Income before income taxes and
              cumulative effect of change in
              accounting principle                  49,105     45,941     41,108

Income taxes (notes 7 and 13)                       18,936     17,239     14,389
                                                   -------    -------    -------
            Income before cumulative effect of
              change in accounting principle        30,169     28,702     26,719

Cumulative effect of change in accounting
   principle (note 9)                                  -       22,999        -
                                                   -------    -------    -------
            Net income                              30,169      5,703     26,719

Preferred dividends                                    225        225        338
                                                   -------    -------    -------

            Earnings available for common shares	$  29,944     5,478     26,381
                                                   =======   =======    =======
See accompanying notes to financial statements.

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                      Statements of Stockholder's Equity

                 Years ended December 31, 1994, 1993 and 1992

                                                     1994       1993       1992
                                                       (Dollars in thousands)
Stockholder's equity (note 10):
   Common stock of $3.125 par value per share.
     Authorized 10,000 shares; issued 1,000 shares	 $     3          3          3
                                                    -------    -------    -------
   Premium on common stock                           32,492     32,492     32,492
                                                    -------    -------    -------
   Retained earnings (note 6):
   Beginning of year                                 98,621    112,143    101,837
   Net income                                        30,169      5,703     26,719
   Premium on redemption of preferred stock             -          -          (75)
   Dividends declared:
     5% cumulative preferred - $5.00 per share	        (225)      (225)      (225)
     7.64% cumulative preferred - $7.64 per share       -          -         (113)
     Common - $22,000 per share in 1994, $19,000
      per share in 1993 and $16,000 per share
      in 1992                                       (22,000)   (19,000)   (16,000)
                                                    -------    -------    -------
   End of year                                      106,565     98,621    112,143
                                                    -------    -------    -------

                Total stockholder's equity       	$ 139,060   	131,116    144,638
                                                    =======    =======    =======


See accompanying notes to financial statements.

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                          Statements of Cash Flows

                  Years ended December 31, 1994, 1993 and 1992

                                                     1994      1993      1992
                                                       (Dollars in thousands)
Cash flows from operating activities:
   Net income                                     $  30,169     5,703    26,719
                                                     ------    ------    ------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                35,305    28,306    29,413
   Cumulative effect of change in accounting            -      22,999       -
     principle
   Deferred income taxes                             (1,986)  (14,312)    2,277
   Changes in assets and liabilities:
     Receivables                                     (2,178)   (1,035)   (1,893)
     Materials, supplies and other assets             1,033  	(11,018)   (1,952)
     Accounts payable and accrued expenses            6,222    (1,706)    6,378
     Other liabilities                                 (404)   28,745      (528)
                                                     ------    ------     ------
            Total adjustments                        37,992    51,979    33,695
                                                     ------    ------    ------
            Net cash provided by operating
             activities                              68,161   	57,682    60,414
                                                     ------    ------    ------
Cash flows used for investing activities:
   Expenditures for property and equipment          (31,393)  (24,491)  (27,034)
   Net salvage on retirements                           972       (57)    1,564
                                                     ------    ------    ------
            Net capital additions                   (30,421)  (24,548)  (25,470)
   Purchases and sales of investments and other
    assets, net                                      (1,545)     (687)     (945)
   Purchases of temporary investments               (16,510)  (33,242)  (47,065)
   Maturities and sales of temporary investments     20,664    27,735    43,850
                                                     ------    ------    ------
            Net cash used for investing
             activities                             (27,812)  (30,742)  (29,630)
                                                     ------    ------    ------
Cash flows used for financing activities:
   Dividends to stockholders                        (21,725)  (18,225)  (16,395)
   Proceeds from issuance of note payable to bank     1,000	   35,000       -
   Payments on note payable to bank                 (14,000)   (5,000)      -
   Principal payments on long-term debt and
      redemption of preferred stock                     -    	(34,875)   (9,810)
                                                     ------    ------    ------
            Net cash used in financing activities   (34,725)  (23,100)  (26,205)
                                                     ------    ------    ------
Net increase in cash and cash equivalents             5,624     3,840     4,579
Cash and cash equivalents, beginning of year         11,646     7,806     3,227
                                                     ------    ------    ------
Cash and cash equivalents, end of year            $  17,270    11,646     7,806
                                                     ======    ======    ======
                                                                  (Continued)

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                      Statement of Cash Flows (Continued)

                  Years ended December 31, 1994, 1993 and 1992


Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                     $   5,459     7,043     8,064
                                                     ======    ======    ======
     Income taxes                                 $  22,704    18,225    15,372
                                                     ======    ======    ======
See accompanying notes to financial statements.

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                        Notes to Financial Statements

                       December 31, 1994, 1993 and 1992


 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
  The Lincoln Telephone and Telegraph Company (Lincoln Telephone) is a corporation of which all of the outstanding common stock is owned by Lincoln Telecommunications Company (LTEC). Lincoln Telephone provides local and long-distance telephone service in 22 southeastern counties of Nebraska and cellular telecommunication service in the Lincoln, Nebraska Metropolitan Service Area. Lincoln Telephone maintains its records in accordance with the rules and regulations of the Nebraska Public Service Commission (NPSC) which substantially adheres to rules and regulations of the Federal Communications Commission (FCC).

  Lincoln Telephone follows accounting for regulated enterprises prescribed by Statement of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation. The effect of FAS No. 71 results in regulatory assets of approximately $13,268,000 and $15,182,000 at December 31, 1994 and 1993 and regulatory liabilities of approximately $10,846,000 and $12,737,000 at December 31, 1994 and 1993, respectively.

Property and Equipment
  Property and equipment is stated at cost. Replacements and renewals of items considered to be units of property are charged to the property and equipment accounts. Maintenance and repairs of units of property and replacements and renewals of items determined to be less than units of property are charged to expense. Property and equipment retired or otherwise disposed of in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation. Lincoln Telephone capitalizes estimated costs, during periods of construction of more than one year, of debt and equity funds used for construction purposes. No significant cost was capitalized during the years ended December 31, 1994, 1993 and 1992. Depreciation on property and equipment is determined by using the straight-line method based on estimated service lives.

Income Taxes
  Lincoln Telephone files a consolidated income tax return with LTEC and LTEC's other subsidiaries. Lincoln Telephone's share of the consolidated tax liability is determined by computing the Lincoln Telephone's liability as if a separate return had been filed.

  Deferred income taxes arise primarily from reporting differences for book and tax purposes related to depreciation and postretirement benefits.

  Investment tax credits on regulated property and equipment were deferred and taken into income over the estimated useful lives of such property and equipment.
                                                                (Continued)

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                        Notes to Financial Statements




 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Retirement Benefits
  Lincoln Telephone has a qualified defined benefit pension plan which covers substantially all employees. Lincoln Telephone also has a qualified defined contribution profit-sharing plan which covers non-union-eligible employees. Costs of the pension and profit-sharing plans are funded as accrued.

Local Network Services
  Local service rates are filed with and, in certain circumstances, are subject to review and approval by the NPSC. Billings for local network service are rendered monthly in advance on a cyclical basis. Advance billings are recorded as a liability and subsequently taken into income in the appropriate periods.

Long Distance and Access Services
  Long distance and access services revenues are derived from long distance calls within Lincoln Telephone's service territory, carrier charges for access to its local exchange network, subscriber line charges and contractual arrangements with carriers for other services. Certain of these revenues are realized under pooling arrangements with other telephone companies and are divided among the companies based on respective costs and investments to provide the services. Revenues realized through the various pooling processes are initially based on estimates. Adjustments are recorded in subsequent years as participating companies finalize their respective costs and investments. Lincoln Telephone elected to be subject to price cap regulation by the FCC effective July 2, 1993, pursuant to which limits are imposed on Lincoln Telephone's interstate service rates. Prior to July 2, 1993, Lincoln Telephone operated under rate-of-return regulation, which offered less pricing and earnings flexibility than under price cap regulation.

Statements of Cash Flows
  For purposes of the statements of cash flows, Lincoln Telephone considers all temporary investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents of $16,012,000 and $9,104,000 at December 31, 1994 and 1993, respectively, consist of short-term fixed income securities.

 (2)  Property and Equipment

  The table on the following page summarizes the property and equipment used in the operations.
                                                                (Continued)

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements



 (2)  PROPERTY AND EQUIPMENT, CONTINUED
                                       1994                  1993
                                        Accumulated           Accumulated
                                        depreciation          depreciation
                                            and                   and
            Classification        Cost  amortization   Cost   amortization
                                           (Dollars in thousands)
        Land                   $   2,772        -       2,772         -
        Buildings                 26,159     10,899    25,716      10,334
        Equipment                410,665    200,706   407,477     187,953
        Motor vehicles and
          other work equipment    10,679      4,153    10,116       4,012
                                 -------    -------   -------     -------
              Total in service   450,275    215,758   446,081     202,299
        Under construction         6,020        -       1,608         -
                                 -------    -------   -------     -------
                               $ 456,295    215,758   447,689     202,299
                                 =======    =======   =======     =======

  Included in property and equipment are investments of $12,106,000 and $10,986,000 in 1994 and 1993, respectively, that are directly assigned to non-regulated operations. The corresponding accumulated depreciation and amortization was $6,995,000 in 1994 and $6,247,000 in 1993. In addition, other investments that are common to both regulated and non-regulated operations are allocated in a manner consistent with the FCC's rules and regulations.

  The composite depreciation rate for property was 7.1% in 1994, 6.5% in 1993 and 6.9% in 1992. The rate does not include the additional non-recurring depreciation recognized in 1994.

  Construction expenditures for 1995 are expected to approximate
  $42,185,000. Lincoln Telephone anticipates funding construction through operations.

  Due to changes in technology, customer growth, and usage demand for cellular services in their respective markets, Lincoln Telephone has entered into an agreement to purchase digital cellular telephone systems to replace certain existing analog systems serving these markets. These digital systems are expected to increase capacity and performance in these markets. The new system is expected to be operational in mid-1995.

  The implementation of these system upgrades will cause the early retirement of certain existing analog equipment prior to the expiration of its anticipated useful life. As a result, in the first quarter 1994, Lincoln Telephone wrote down the value of these assets by approximately $3,398,000. During the fourth quarter 1994, Lincoln Telephone recognized an additional charge of approximately $363,000 after evaluating updated information related to this analog equipment. The aggregate after-tax impact of these nonrecurring non-cash charges to earnings was $2,267,000.

  Substantially all property and equipment, with the exception of motor
                                                                  (Continued)

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements



 (2) PROPERTY AND EQUIPMENT, CONTINUED

  vehicles, is mortgaged or pledged to secure the first mortgage bonds. Under certain circumstances, as defined in the bond indenture, all assets become subject to the lien of the indenture.

 (3) TEMPORARY INVESTMENTS

  Effective December 31, 1994, Lincoln Telephone adopted FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Lincoln Telephone will apply the provisions of this accounting standard prospectively.

  FAS No. 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to FAS No. 115, Lincoln Telephone has classified all of its investments as "available for sale" at December 31, 1994. This information is summarized below:
                                                                  Estimated
                                    Amortized   Gross unrealized   market
                                       cost      Gains	    Losses   value
                                             (Dollars in thousands)

     Equity securities              $  1,505       -       (89)     1,416
     U. S. Government obligations        505       -       (66)       439
     U. S. Government agency
       obligations                     8,346       42     (131)     8,257
     Corporate debt securities         9,762        4     (454)     9,312
                                      ------       --      ---     ------
                                    $ 20,118       46     (740)    19,424
                                      ======       ==      ===     ======

  The net unrealized loss on investments available for sale is not reported separately as a component of stockholder's equity due to its insignificance to the balance sheet at December 31, 1994.

  The amortized cost and estimated market value of debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                              Estimated
                                               Amortized       market
                                                 cost           value
                                                (Dollars in thousands)

          Due after three months through
           five years                          $ 16,094       15,810
          Due after five years through ten
           years                                  2,519        2,198
                                                 ------       ------
                                               $ 18,613       18,008
                                                 ======       ======
                                                                (Continued)

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements



 (3) TEMPORARY INVESTMENTS, CONTINUED

  The gross realized gains and losses on the sale of securities were insignificant to the financial statements for the year ended December 31, 1994. Lincoln Telephone does not invest in securities classified as held to maturity or trading securities.

(4)  REDEEMABLE PREFERRED STOCK

  Lincoln Telephone has 5% preferred stock with $100 par value per share. The preferred stock is cumulative, non-voting, non-convertible and redeemable solely at Lincoln Telephone's option at $105 per share, for a liquidating amount of $4,724,000, plus accrued dividends. There were 44,991 shares outstanding for each of the years ended December 31, 1994, 1993 and 1992.

  In addition, Lincoln Telephone had 7.64% preferred stock. The preferred stock required an annual sinking fund payment to redeem 2,400 shares annually with an additional 2,400 shares subject to redemption at par value. In June 1992, the Board of Directors authorized the redemption of all outstanding shares of the 7.64% preferred stock. This consisted of 4,800 shares at par value and 24,800 shares at $103 per share. The redemption was completed on July 10, 1992 with a total payment of $3,034,400.

(5)  DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

  Lincoln Telephone's parent, LTEC, has an employee and stockholder dividend reinvestment and stock purchase plan (Plan) which is available to Lincoln Telephone's employees.

  Stock for the Plan is purchased on the open market by the Plan's administrator. The basis for the purchase price of the stock allocated to the Plan participants is the average price paid by the administrator during the 5-day trading period preceding and including the dividend payment date. Employee purchases are at 95% of such price while purchases by non-employee participants are at 100% of such price.

  Participants in the Plan may use cash dividends declared on stock owned and optional cash contributions to purchase additional stock. Any contributions received by approximately eight days before the end of each calendar quarter will be used to purchase shares of stock as of the next dividend date.

  Expenses incurred related to the Plan were approximately $30,700, $24,000 and $22,000 in 1994, 1993 and 1992, respectively.

(6)  LONG-TERM DEBT AND NOTE PAYABLE

  Long-term debt at December 31, 1994 and 1993 consists of 9.91% First Mortgage Bonds of $44,000,000. The First Mortgage Bonds are due June 1, 2000 with interest payable semi-annually.
                                                                 (Continued)

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements



 (6) LONG-TERM DEBT AND NOTE PAYABLE, CONTINUED

  The long-term debt agreements contain various restrictions including those relating to payment of dividends by Lincoln Telephone to its stockholder (LTEC). The note payable to a bank also contains various restrictions. At December 31, 1994, approximately $34,861,000 of retained earnings were available for the payment of cash dividends under the most restrictive provisions of such agreements.

  Lincoln Telephone has a note payable to a bank with an interest rate of 6.425% at December 31, 1994 that is due in February 1995. The weighted-average interest rate on the note payable was 4.6% and 3.5% for the years ended December 31, 1994 and 1993, respectively.

 (7)  INCOME TAXES

  In February 1992, the Financial Accounting Standards Board issued FAS No. 109, Accounting for Income Taxes. FAS No. 109 required a change in the method of accounting for deferred income taxes. Under the asset and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the accounting period in which the enactment date occurs.

  Generally accepted accounting principles for regulated enterprises adopting FAS No. 109 required the recognition of deferred tax assets and liabilities. Lincoln Telephone recognized deferred regulatory assets and liabilities of approximately $17,096,000 and $14,743,000, respectively, as a result of adopting FAS No. 109. The net effect of these deferred regulatory assets and liabilities of approximately $2,353,000 was recorded on the financial statements as of January 1, 1993 as an increase to deferred income tax liabilities and is being amortized into income tax expense on the financial statements over a ten-year period.

  Shown below are the components of income taxes from operations before the cumulative effect of change in accounting principle.
                                                   1994     1993     1992
                                                     (Dollars in thousands)
       Current:
          Federal                               $ 17,953   14,546   11,628
          State                                    4,006    3,217    2,037
                                                  ------   ------   ------
                                                  21,959   17,763   13,665
                                                  ------   ------   ------
       Investment tax credits                     (1,060)  (1,360)  (1,553)
                                                  ------   ------   ------
                                                                 (Continued)

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements


 (7) INCOME TAXES, CONTINUED

       Deferred:
          Federal                                 (1,908)     392    1,843
          State                                      (55)     444      434
                                                  ------   ------   ------
                                                  (1,963)     836    2,277
                                                  ------   ------   ------
          Total income tax expense              $ 18,936   17,239   14,389
                                                  ======   ======   ======

  Total income tax expense attributable to income from operations in each year was greater than that computed by applying U.S. Federal income tax rates to income before income taxes. The reasons for the differences are shown on the following page.

                                    1994             1993             1992
                                         % of             % of              % of
                                        pretax           pretax           pretax
                                Amount  income   Amount  income   Amount  Income
                                                   (Dollars in thousands)
Computed "expected" tax
  expense                     $ 17,187  35.0%	 $ 16,079  35.0%  $ 13,977  34.0%
State income tax expense, net
  of Federal income tax
  benefit                        2,568   5.2      2,380   5.2      1,630   4.0
Tax effect of items capitalized
  for financial statement pur-
  poses, but expensed for tax
  purposes on which deferred
  income taxes were not
  provided                         -      -          -     -         390   1.0
Nontaxable interest income        (104)  (.2)       (58)  (.1)       (21)  (.1)
Amortization of regulatory
  deferred charge                1,914   3.9      1,914   4.2        -     -
Amortization of regulatory
  deferred liabilities          (1,891) (3.9)    (2,006) (4.4)       -     -
Amortization of investment tax
  credits                       (1,060) (2.1)    (1,360) (3.0)    (1,553) (3.8)
Other                              322    .6        290    .6        (34)  (.1)
                                ------  ----     ------  ----     ------  ----
Actual income tax expense     $ 18,936  38.5% 	$ 17,239  37.5%  $ 14,389  35.0%
                                ======  ====     ======  ====     ======  ====

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements


 (7) INCOME TAXES, CONTINUED

  The significant components of deferred income tax expense attributable to income from operations for the year ended December 31, 1994 and 1993 were as follows:

                                                         1994      1993
                                                     (Dollars in thousands)
        Deferred tax expense (exclusive of the
          effects of amortization below)             $ (1,986)      928
        Amortization of regulatory deferred charges     1,914     1,914
        Amortization of regulatory deferred
          liabilities                                  (1,891)   (2,006)
                                                        -----     -----
                                                     $ (1,963)      836
                                                        =====     =====


  For the year ended December 31, 1992, deferred tax expense was provided on certain timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of these differences and the tax effect of each are shown below (dollars in thousands):

          Tax over financial statement depreciation	  $   855
          Other taxes                                   1,200
          Other                                           222
                                                        -----
                                                      $ 2,277
                                                        =====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

                                                        1994       1993
                                                     (Dollars in thousands)
      Deferred tax assets:
         Accumulated postretirement benefit cost      $ 16,739    15,946
         Regulatory deferred liabilities                 4,857     5,884
         Other                                           2,214     2,276
                                                        ------    ------
                 Total gross deferred tax assets        23,810    24,106
      Less valuation allowance                             -         -
                                                        ------    ------
                 Net deferred tax assets                23,810    24,106
                                                        ------    ------
      Deferred tax liabilities:
         Plant and equipment, principally due to
            depreciation differences                    38,577    40,748
         Regulatory deferred charges                     3,527     4,036
         Other                                           1,274       876
                                                        ------    ------
                                                                 (Continued)

                 THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                        Notes to Financial Statements

 (7) INCOME TAXES, CONTINUED

                 Total gross deferred tax liabilities   43,378    45,660
                                                        ------    ------
                 Net deferred tax liability           $ 19,568    21,554
                                                        ======    ======

  As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and Lincoln Telephone's expected taxable income in future years, no valuation allowance for deferred tax assets as of December 31, 1994 and 1993 was necessary.

(8)  BENEFIT PLANS

  Lincoln Telephone has a defined benefit pension plan covering substantially all employees with at least one year of service. Other companies affiliated with Lincoln Telephone through common ownership also participate in the plan. Annual contributions to the plan are designed to fund current and past service costs as determined by independent actuarial evaluations. There is no prior service liability associated with the basic benefits provided by the plan.

  The net periodic pension credit for all affiliated companies amounted to $1,570,000, $690,000 and $971,000 in 1994, 1993 and 1992, respectively.
  The net periodic pension credit is comprised as shown below. The components of pension costs for individual affiliates are not available.
                                              1994      1993      1992
                                               (Dollars in thousands)
     Service cost - benefits earned during
       the period                         $   3,479     3,408     3,160
     Interest cost on projected benefit
       obligations                            8,797     8,441     7,744
     Actual return on plan assets             1,529   (25,849)   (9,309)
     Amortization and deferrals, net        (15,375)  	13,310    (2,566)
                                             ------    ------     -----
Net periodic pension credit               $  (1,570)     (690)     (971)
                                             ======    ======     =====

  The table below summarizes the funded status of the pension plan at December 31, 1994 and 1993.
                                                 1994        1993
                                              (Dollars in thousands)
     Actuarial present value of benefit
      pension obligation:
        Vested                                $ 100,817      97,040
        Nonvested                                15,097      14,108
                                                -------     -------
             Accumulated benefit pension
             obligation                       $ 115,914	    111,148
                                                =======     =======

     Projected benefit pension obligation     $ 133,108     127,884
     Less, plan assets at market value          177,196     185,197
                                                -------     -------
                                                                 (Continued)

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements



 (8) BENEFIT PLANS, CONTINUED

            Excess of plan assets over
             projected benefit pension
             obligation                          44,088	     57,313
     Unrecognized prior service cost              4,888       5,924
     Unrecognized net gain                      (34,689)    (49,088)
     Unrecognized net asset being recognized
      over 15.74 years                          (11,088)    (12,520)
                                                -------     -------
            Prepaid pension cost recognized
             in the balance sheets            $   3,199       1,629
                                                =======     =======

  The assets of the pension plan are invested primarily in marketable equity and fixed income securities and U.S. Government obligations.

  The assumptions used in determining the funded status information and pension expense were as follows:
                                            1994 and 1993    1992

          Discount rate                         7.10%        7.10%
          Rate of salary progression            6.00         6.25
          Expected long-term rate of return
            on assets                           8.00         8.00

  In addition to the defined benefit pension plan, LTEC has a defined contribution profit-sharing plan which covers any non-union-eligible employees who have completed one year of service. Participants may elect to deposit a maximum of 15% of their wages up to certain limits. Lincoln Telephone matches 25% of the participant's contributions up to 5% of their wages. The profit-sharing plan also has a provision for an employee stock ownership fund, to which Lincoln Telephone has contributed an additional 1.75% of each eligible participant's wage. Lincoln Telephone's matching contributions and employee stock ownership fund contributions are used to acquire common stock of LTEC. Lincoln Telephone's combined contributions totaled $550,100, $521,700 and $491,300 for 1994, 1993 and 1992, respectively.

(9)  POSTRETIREMENT BENEFITS

  Lincoln Telephone sponsors a health care plan that provides postretirement medical benefits and other benefits to employees who meet minimum age and service requirements upon retirement. Currently, substantially all of Lincoln Telephone's employees may become eligible for those benefits if they have 15 years of service with normal or early retirement. The cost of retiree health care, dental and life insurance benefits was recognized as an expense as premiums were paid in 1992. For 1992, such expense totaled $2,290,000.
                                                                 (Continued)

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements


 (9) POSTRETIREMENT BENEFITS, CONTINUED

  Lincoln Telephone adopted FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as of January 1, 1993. The new standard requires accounting for these benefits during the active employment of the participants. Lincoln Telephone elected to record the accumulated benefit obligation upon adoption. After taxes, this one-time charge amounted to $22,999,000, net of income tax benefit of $15,148,000. Pursuant to FAS No. 71, a regulatory asset associated with the recognition of the transition obligation was not recorded because of uncertainties as to the timing and extent of recovery given Lincoln Telephone's assessment of its long-term competitive environment.

  The following table presents the plan's status reconciled with amounts recognized in Lincoln Telephone's balance sheet at December 31, 1994 and 1993:
                                                       1994        1993
                                                    (Dollars in thousands)
      Accumulated postretirement benefit
       obligation:
         Retirees                                   $ 30,872      29,851
         Fully eligible active plan participants      11,508       9,663
         Other active plan participants                7,276       6,990
                                                      ------      ------
                                                      49,656      46,504
      Plan assets at fair value                          -           -
      Unrecognized prior service cost                   (164)        -
      Unrecognized net loss                           (7,969)     (6,864)
                                                      ------      ------
             Accrued postretirement benefit cost
              recognized in balance sheets          $ 41,523      39,640
                                                      ======      ======

  Net periodic postretirement benefit costs for the years ended December 31, 1994 and 1993 include the following components:
                                                       1994        1993
                                                    (Dollars in thousands)

        Service cost                                $   400         284
        Interest cost                                 3,625       3,574
        Net deferral and amortization                   158         -
        Net periodic postretirement benefit costs	  $ 4,183       3,858
                                                      =====       =====

  For purposes of measuring the benefit obligation, the following assumptions were used:

                                         1994 and 1993
      Discount rate                           8.0%
      Health care cost trend rate            11.7

  This health care cost rate of increase was assumed to decrease gradually to 5.5% by the year 2004.
                                                                 (Continued)

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements



 (9) POSTRETIREMENT BENEFITS, CONTINUED

  For purposes of measuring the benefit cost, the following assumptions were used:

                                              1994       1993
      Discount rate                            8.0%       9.5%
      Health care cost trend rate             11.7       12.0

  This health care cost rate of increase was assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one percentage point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost by approximately $360,000 and increase the accumulated postretirement benefit obligation by approximately $4,400,000.

(10) STOCK AND INCENTIVE PLAN

  LTEC has adopted a stock and incentive plan which provides for the award of short-term incentives (payable in cash or restricted stock), stock options, stock appreciation rights or restricted stock to certain officers and key employees of Lincoln Telephone and its affiliates conditioned upon LTEC and its subsidiaries attaining certain performance goals.

  Under the plan, options may be granted for a term not to exceed ten years from date of grant. The option price is the fair market value of the shares on the date of grant. Such exercise price was $11.50 for the 1990 options and $12.75 for the 1992 options. The exercise price of a stock option may be paid in cash, shares of LTEC common stock or a combination of cash and shares.

  Stock option activity under the plan is summarized as follows:
                                        1994      1993      1992
       Outstanding at January 1        110,650   176,000   88,000
       Granted                             -         -     88,000
       Exercised                       (10,500)  (65,350)     -
       Canceled                            -         -        -
                                       -------   -------  -------
       Outstanding at December 31      100,150   110,650  176,000
                                       =======   =======  =======
       Exercisable at December 31       32,150    42,650      -
                                       =======   =======  =======

  LTEC paid a 100% stock dividend to stockholders of record on December 27, 1993. Per share information pertaining to LTEC has been retroactively adjusted to give effect to the stock dividend.

  The plan also provides for the granting of stock appreciation rights
  (SARs) to holders of options, in lieu of stock options, upon lapse of stock options or independent of stock options. Such rights offer
                                                                (Continued)

                  THE LINCOLN TELEPHONE AND TELEGRAPHY COMPANY

                         Notes to Financial Statements


(10) STOCK AND INCENTIVE PLAN, CONTINUED

  optionees the alternative of electing not to exercise the related stock option, but to receive instead an amount in cash, stock or a combination of cash and stock equivalent to the difference between the option price and the fair market value of shares of LTEC stock on the date the SAR is exercised. No SARs have been issued under the plan.

  In addition, 11,323 shares, 16,002 shares and 15,224 shares of restricted stock were awarded from stock purchased on the open market by LTEC during 1994, 1993 and 1992, respectively. Recipients of the restricted stock are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of the shares for two years subsequent to issuance unless employment is terminated earlier due to death, disability or retirement.

  Amounts charged against 1994, 1993 and 1992 net earnings for cash and restricted stock awards were $297,000, $374,000 and $338,000, respectively. Pursuant to the plan, 2,000,000 shares of LTEC common stock are reserved for issuance under this plan.

(11) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                               First   Second    Third   Fourth
           1994               quarter  quarter  quarter  quarter   Total
                                         (Dollars in thousand)

       Operating revenues   $  42,772  	43,195   44,295   44,432  174,694
                              =======  =======  =======  =======  =======
       Net income           $   5,273    7,883    8,423    8,590   30,169
                              =======  =======  =======  =======  =======

           1993

       Operating revenues  	$  40,170  	40,406   41,713   41,625  163,914
                              =======  =======  =======  =======  =======
       Net income (loss)    $ (16,383)   7,038    7,540    7,508    5,703
                              =======  =======  =======  =======  =======

(12) RELATED PARTY TRANSACTIONS

  Lincoln Telephone had sales to LinTel for access and billing services of approximately $5,165,000 in 1994, $5,463,000 in 1993 and $5,482,000 in
  1992.

 (13) PROPERTY AND STATE INCOME TAXES

  Lincoln Telephone's property and state income tax obligations during 1992 and 1993 were modified by actions of the Nebraska Legislature and the Nebraska Supreme Court. In 1991, the Nebraska Supreme Court determined in separate actions that Nebraska's personal property tax system as applied to businesses in 1989 and 1990 was unconstitutional. The Court determined that approximately 18.8% of taxes paid for 1990 should be refunded. The NPSC approved a settlement whereby similar refunds were
                                                                 (Continued)

                 THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                        Notes to Financial Statements


(13) PROPERTY AND STATE INCOME TAXES, CONTINUED

  made applicable to 1989 taxes. As a result of these actions, Lincoln Telephone recorded refunds or credits of approximately $1,328,000 and $1,446,000 in 1993 and 1992, respectively.

  In view of a constitutional amendment approved by the voters in 1992, the constitutional issues concerning Nebraska property taxes appear to have been resolved.

(14) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and Cash Equivalents, Investments and Other
     Assets, Receivables and Accounts Payable
  The carrying amount approximates fair value because of the short maturity of these instruments.

     Temporary Investments
  The fair values of Lincoln Telephone's marketable investment securities are based on quoted market prices. See note 3 for the estimated fair value of temporary investments.

     Long-Term Debt
  The fair values of each of Lincoln Telephone's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using Lincoln Telephone's current borrowing rate on similar debt instruments of comparable maturity.
  The long-term debt has a carrying value of $44,000,000 at December 31, 1994 and 1993 and an estimated fair value of $46,729,000 and $54,021,000 at December 31, 1994 and 1993, respectively.

Limitations
  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

By /s/ Michael J. Tavlin                  Date March 25, 1996
       Michael J. Tavlin, Vice President-Treasurer

                                 Exhibit Index

Exhibit                             Title                          Page No.

3.
      (a) Certificate of Incorporation as amended effective through April, 24, 1985, was filed as an exhibit to the Company's Form 10-K for the year ending December 31,
          1992, incorporated by reference.

      (b) By-Laws as amended through December 14, 1994, are attached hereto.