Form 10-K
period 1995-12-31
LINCOLN TELEPHONE & TELEGRAPH CO
filed 1996-03-29
CIK 59584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                  -----------------------------------------
                                    FORM 10-K

   X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995
                                    OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to _____________
                        Commission File No. 2-39373

                  -----------------------------------------
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

               Number of shares of common stock outstanding
                                    on
                       February 28, 1995 -- 1,000

                              TABLE OF CONTENTS

Item                                                                  Page
                                   PART I
                                 Description

 1.   Business                                                         1-4
 2    Properties                                                         4
 3.   Legal Proceedings                                                  5
 4.   Submission of Matters to a Vote of Security Holders                5

                                  PART II
                                Description

 5.   Market for Registrant's Common Equity and Related
         Stockholder Matters                                             6
 6.   Selected Financial Data                                          6-7
 7.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                        7-11
 8.   Financial Statements and Supplementary Data                       11
 9.   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                           11

                                PART III
                               Description

10.   Directors and Executive Officers of the Registrant             12-15
11.   Executive Compensation                                         15-23
12.   Security Ownership of Certain Beneficial Owners and Management 24-26
13.   Certain Relationships and Related Transactions                    26

                                PART IV
                               Description

14.   Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                 27-29

                                PART I

Item 1.      Business

     The Lincoln Telephone and Telegraph Company (the Company) was incorporated as a Delaware corporation on May 5, 1928, and since that date has been involved in the telecommunications business. On February 23, 1981, the Company was reorganized and Lincoln Telecommunications Company (LTEC or the Corporation) was established as a holding company with the Company as its principal subsidiary. Other wholly-owned subsidiaries of LTEC are Nebraska Cellular Telephone Corporation (NCTC), LinTel Systems Inc. (LinTel), and Prairie Communications, Inc. (Prairie).

     Landline

     The Company provides local and intraLATA service to approximately 190,000 customers in the contiguous geographical area consisting of the southeastern 22 counties of Nebraska, having in service 254,173 landline customer access lines as of December 31, 1995. There are a total of 137 exchanges and 146 central offices in the service area of the Company. The Company's fully digital local exchange network supports SS7 technology and includes over 1,400 miles of fiber optic cable, much of it in a ring configuration. Data communications services include Internet access. Enhanced services include Voice Mail, Caller ID, Customer Calling, and Centrex. The Company publishes six regional directories and provides access service to long distance and cellular companies. Set forth below is a schedule of the Company's residential and business access lines in service for the years ended December 31, 1995 and 1994.

                                            As of December 31
     ACCESS LINES IN SERVICE*              1995             1994
     Residence                            180,749         177,695
     Business                              73,424          69,268
                                          -------         -------
       Total                              254,173         246,963

     *Excludes cellular and Company access lines.

     The Company provides access services by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its public switched networks or through private lines. Access charges including interstate subscriber line charges and those payable by interexchange and cellular carriers, provided $53,653,000, $50,569,000 and $47,531,000 of the Company's revenues for the years ended December 31, 1995, 1994 and 1993, respectively.

     Nebraska has an enlightened and streamlined regulatory climate. Since 1986, telecommunications companies in Nebraska have been permitted to increase exchange rates up to 10% in any consecutive 12-month period without review by the Nebraska Public Service Commission (NPSC). However,
the Company must provide at least 60 days notice to affected customers and conduct public informational meetings. If at least 3% of all affected subscribers sign a formal complaint within 120 days from such notice, opposing the rate increase, the NPSC must hold and complete a hearing with regard to the complaint within 90 days to determine whether the proposed rates are fair, just and reasonable, and within 60 days after the close of hearing, enter an order adjusting the rates at issue.
                                      1

Item 1.     cont'd.

     Rates for all other services are not subject to regulation by the NPSC. Rates for other services may be revised by a telecommunications company by filing a rate list with the NPSC which is effective after ten days' notice to the NPSC. Quality of service regulation over interexchange and local exchange service is retained by the NPSC. Nebraska has completely deregulated the provision of mobile radio services and radio paging services. At the federal level, the Company operates under price cap, as opposed to rate of return, regulation.

     Wireless

     The Company's wireless services include cellular operations and wide area paging services. The Company operates a cellular telecommunications system in the Lincoln, Nebraska Metropolitan Statistical Area (MSA), and manages the limited partnership which is the license holder for Iowa Rural Statistical Area (RSA) 1 which serves the southwestern six counties of Iowa. The Company also sells cellular equipment.

     The following table sets forth certain information about the Company's managed cellular operations.


                             Cellular Operations
                                             POPs                December 31, 1995
                 Acquisition      Percent   Within     Net     Gross          Net
System (1)          Date (2)     Ownership   Area (3)  POPs  Subscribers  Subscribers
Lincoln MSA     April 23, 1987    100.0    221,000   221,000   29,294        29,294
Iowa RSA 1       June 30, 1989     11.8(4)  61,000     7,198    2,868           338
____________________________
(1)  Systems are the Lincoln MSA - Lancaster County, Nebraska; and Iowa RSA 1 -
     Southwestern six counties of Iowa.

(2) The date the Company's operating license was granted in the case of the Lincoln MSA, and the date of the Corporation's initial acquisition of an interest in Iowa RSA 1.

(3) Based upon population data for 1995, POPs shown for the Lincoln MSA are 99% covered by the network of this system. According to estimates available to the Company, approximately 90% of the POPs shown for Iowa RSA 1 are covered by the network of that system.

(4) The Corporation has an 11.8% ownership interest in Iowa RSA 1. The Company performs management services under a contract with Iowa RSA 1.


     The licensing, ownership, construction, operation and sale of controlling interests in cellular telephone systems are subject to regulation by the Federal Communications Commission (FCC). The FCC license for the Company's Lincoln MSA cellular operations expires October 1996, while FCC licenses for the Iowa RSA 1 cellular operations expires in October 2000. All renewal applications for these licenses must be received by the FCC not later than 30 and not more than 60 days in advance of their respective expiration dates and must be approved by the FCC. It is
                                       2

Item 1.     cont'd.

possible that there may be competition for these FCC licenses upon expiration, and any such competitors may apply for such licenses within the same time frame as the Company. However, incumbent cellular providers generally retain their FCC licenses upon a demonstration of substantial compliance with FCC regulations and substantial service to the public. Although the Company has no reason to believe that the FCC renewal applications will not be granted by the FCC, no assurance can be given.

     For a five-year period ending after the date of the grant of a cellular license by the FCC (the "fill-in period"), the licensee has the exclusive right to apply to serve areas within the RSA or the MSA. At the end of the fill-in period, any person may apply to serve the unserved areas in the MSA or RSA. The fill-in period for the Lincoln MSA has expired and virtually all areas are served. The fill-in period for the Iowa RSA 1 expired in May 1995. One Phase II application has been filed to serve an uncovered area in Iowa RSA 1. This does not impose a serious threat to the Company in providing service to this area.

     Competition.

     In February 1996, the United States Congress passed and the President signed the Telecommunications Act of 1996 (the "Act"). This Act impacts all participants in the communications industry and will hasten the convergence of once separate and distinct industries.

     The Act preempts states from prohibiting competition in the telecommunications market. Thus, once previously prescribed geographic franchises are, for the most part, eliminated. The Act facilitates the entry of new competitors into the local exchange market by allowing companies to purchase and "resell" Local Exchange Carriers (LECs) services, by requiring companies to unbundle their networks and sell individual components of services, and by requiring LECs to negotiate interconnection agreements with companies which desire connection with LEC networks. The Act also requires LECs to provide number portability, dialing parity, and access to rights-of-way.

     While the Act presents the Corporation with the potential for more competition in the local exchange market, it also provides opportunities. The Corporation may enter the cable television market and it may move into new geographic markets and offer either a full range of services or selected services to niche markets.

     The Act also provides the Corporation with some streamlined regulatory conditions. Delays in implementation of new tariff rates have been greatly reduced, and some monitoring reports will be filed less frequently. Since the Corporation serves less than two percent of the nation's access lines, the Act allows for the waiver of certain interconnection requirements.

     The Act provides for over 60 rulemaking proceedings that must be concluded by the FCC. The Corporation intends to participate in many of these proceedings with a goal of ensuring that incumbent providers are not severely handicapped by regulations not imposed on new market entrants.

     In addition, the Corporation is strengthening its marketing and customer service programs to enhance and reward customer loyalty in order
                                       3

Item 1.     cont'd.

to maximize customer retention. It is also exploring the many opportunities the Act presents for geographic and service expansion.

     With respect to cellular mobile communications service, the FCC has granted two licenses to provide cellular service in each MSA or RSA. The B-license was generally granted to a company that provides local telephone service in the area or to a group affiliated with the local service company. The A-license was generally granted to a company that does not provide local telephone service and is not affiliated with a local service company in the area. The Company currently operates as the B-licensee in the Lincoln, Nebraska MSA and the Iowa RSA 1 also operates as the B-licensee.

     The Company faces significant competition from the A-licensee and from other communications technologies that now exist, such as specialized mobile radio systems and paging services, or other communications technologies that may be developed or perfected. The Company sells cellular mobile equipment in competition with numerous equipment retailers

     Employees.

     The Company employed 1,264 persons at the end of 1995. As of December 1995, 789 employees, approximately 62 percent of the Company's employees, were represented by the Communications Workers of America (CWA), which is affiliated with the AFL-CIO. A new three-year contract with the CWA which expires October 14, 1998, was signed in October 1995. The new contract provides for wage increases of 10.9% over three years, increased pension benefits, changes in dental care programs, and the establishment of a 401(k) plan for union-eligible employees. See Item 7 at page 11 for a discussion of the Company's Voluntary Early Retirement Program and operator service work force reduction.

Item 2.     Properties

     The Company's telephone system consists of switching and transmission equipment, cellular radio facilities, fiber optic systems and distribution plant, through 137 communities within the State of Nebraska. Among the larger exchanges served are Lincoln, Hastings, Beatrice, York, Nebraska City, Plattsmouth and Seward.

     The Company owns the equipment, plant and facilities which are utilized in its telephone system. The Company leases five locations for its business offices, with annual rentals of approximately $130,000. The duration of said leases range from one to six years. The Company owns its remaining business office locations. Additionally, the Company leases the majority of the locations on which the sites of towers for its Lincoln MSA cellular system and wide-area paging network are located. Annual rentals on the sites are approximately $75,000, and the duration of the unexpired portions of such leases range from four months to five years with options to renew thereafter.

     It is the opinion of Company management, including the Vice President-Technology of the Company, that the properties of the Company are suitable and adequate to provide modern and effective telecommunications services within its service area, including both local and long distance service.
                                       4

Item 2.     cont'd.

The capacity for furnishing these services, both currently and for forecasted growth, are under constant surveillance by the Vice President-Technology and his staff. Facilities are put to full utilization after installation and appropriate testing, according to two-, three- and five-year construction plans.

     The Company's continuing construction programs are divided between meeting growth demands (population and service) and upgrading its telephone equipment and plant. Conversion to digital switching systems was completed in 1992, and such systems continue to be upgraded. Competition, customer needs and market conditions drive network technology deployment.

Item 3.     Legal Proceedings

     None.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matter was submitted to the holders of the Company's 5% Preferred Stock in 1995. Such holders have voting rights only to the extent provided in the Company's Certificate of Incorporation and in accordance with Delaware General Corporation Law.

                                    PART II

Item 5.     Market for the Registrant's Common Equity and Related
             Stockholder Matters

     (a)  Market Information

          Not Applicable.

     (b)  Holders

          Since the Company's reorganization in 1981, all outstanding shares of the Company's Common Stock have been owned by its corporate parent, LTEC.

     (c)  Dividends

          Quarterly dividends on the Company's Common Stock held by LTEC are paid on the 10th day of January, April, July and October. Total dividends paid to LTEC by the Company in 1995 were $23,500,000 and in 1994 were $21,500,000. The agreements relating to the long-term debt of the Company restrict the payment of dividends. Under the most restrictive provisions of these agreements, approximately $15,900,000 of retained earnings of the Company were available for payment of dividends as of December 31, 1995.

Item 6.     Selected Financial Data


                    THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
       Selected Financial Data (Not Covered by Independent Auditors' Report)
Dollars in thousands                        1995     1994     1993	     1992     1991

Selected Earnings Statement Items
 1. Operating revenues                 $ 183,303  174,556  163,539  	156,760  149,312
 2. Income before extraordinary item
     and cumulative effect of change
     in accounting principle              22,325   30,169   28,702   	26,719   24,203
 3. Extraordinary item and cumulative
     effect of change in accounting
     principle                            16,516     --     22,999      --       --
 4. Net income                             5,809   30,169    5,703    26,719   24,203
 5. Earnings available for common shares   5,584   29,944    5,478    26,381   23,734

Selected Balance Sheet Items
 6. Total assets                       $ 293,614  327,752  328,476   307,700  299,059
 7. Property and equipment               477,291  456,295  447,689   433,786  435,211
 8. Accumulated depreciation             254,412  215,758  202,299   184,737  182,287
 9. Accumulated depreciation to
     depreciable plant                     54.3%    48.2%    45.6%     43.3%    42.8%
10. Current ratio                           .9:1    1.2:1      1:1     1.3:1    1.2:1
11. Long-term debt and redeemable
     preferred stock*                  $  48,499   48,499   48,499    78,049   87,544
12. Long-term debt and redeemable
     preferred stock as a percent
     of total capitalization               28.8%    25.9%    27.0%     35.0%    39.5%
                                       6

Item 6.     cont'd.

Selected Balance Sheet Items (cont'd)       1995     1994     1993	     1992     1991

13. Common stock and premium           $  32,495   32,495   32,495    32,495   32,495
14. Retained earnings                     87,649  106,565   98,621   112,143  101,837
15. Total long-term debt and
     stockholders' equity                168,643  187,559  179,615   222,687  221,876

Telephone Statistics

16. Landline access lines in service**   254,173  246,963  238,142   232,148  226,077
17. Number of employees                    1,264    1,392    1,422     1,429    1,459
18. Total salaries                     $  50,087   48,994   48,066    46,211   45,570

 * Excludes current installments and redemptions due in subsequent years.
** Excludes Company access lines.


Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources

     Construction

     The Company is continuing to invest in new technology. Net cash expenditures for capital additions to property and equipment amounted to $37,270,000 in 1995, $30,421,000 in 1994, and $24,548,000 in 1993. Capital
additions exceeded cash provided by operating activities less dividends paid in 1995. Cash provided by operating activities, less dividends, exceeded capital additions in 1994 and 1993. Gross additions to telephone property and equipment are expected to approximate $41,439,000 in 1996.
The Company anticipates funding this construction primarily from operating activities.

     Cash and Cash Equivalents

     The Company had cash, cash equivalents, and temporary investments of $25,021,000 and $37,388,000 at December 31, 1995 and 1994, respectively.

     There were no short-term borrowings during 1995. A note payable for $35,000,000 was issued in 1993 to reduce long term debt, and $8,000,000 remained at December 31, 1995.

Results of Operations

     Net Earnings

     Earnings available for common shares were $5,584,000 in 1995, compared to $29,944,000 in 1994, and $5,478,000 in 1993. Before restructuring charges and an extraordinary charge in 1995, earnings available for common shares were $35,129,000. Prior to a one-time accounting charge related to retirees' health benefits effective January 1, 1993, earnings in 1993 available for common shares were $28,477,000.

Item 7.     cont'd.

     Operating Revenues

     Operating revenues increased by $8,747,000 or 5.0% to $183,303,000 in 1995 over 1994, compared to growth of $10,780,000 or 6.6% in 1994 over 1993.

     Local Network Services

     Local network service revenues in 1995 were $71,491,000, an increase of $3,401,000 or 5.0% over the 1994 total of $68,090,000. In 1994, local network service revenues increased $3,507,000 or 5.4% over the 1993 total of $64,583,000. These revenues reflect amounts billed to customers for local exchange services, including enhanced services such as Call Waiting and Caller ID.

     These increases resulted primarily from growth in telephone access lines and higher demand for enhanced services. Telephone access lines in service at December 31, 1995, and 1994 increased by 2.9% and 3.7% respectively, over the prior year. In each case, business and Centrex lines led the increases.

     Access Revenues

     Access service revenues received from interexchange carriers for their use of local exchange facilities in providing long distance service were $53,653,000 in 1995, an increase of $3,084,000 or 6.1% over the 1994 total of $50,569,000. In 1994, access service revenues increased $3,038,000 or 6.4% over the 1993 total of $47,531,000. These increases were due primarily to increased volume of access minutes which increased by 7.1% in 1995 and by 6.5% in 1994.

     Long Distance Revenues

     Long distance revenues in 1995 were $13,376,000, a decrease of $204,000 or 1.5% from the 1994 total of $13,580,000. In 1994, long distance revenues decreased $907,000 or 6.3% from the 1993 total of $14,487,000. Long distance revenues are received from providing services within the Company's service area, and are primarily message toll, private line services, and operator services. The decrease in 1994 was principally due to lower revenue under a new agreement to provide operator services for AT&T. Long distance rates were reduced by approximately $1,125,000 annually beginning on March 1, 1993, pursuant to an order of the NPSC.

     Wireless Communication Revenues

     Wireless communication services revenues were $14,060,000 in 1995, an increase of $3,320,000 or 30.9% from the 1994 total of $10,740,000. In
1994, wireless revenues increased $3,734,000 or 53.3% over the 1993 total of $7,006,000. These increases were due to a 36.9% increase in cellular subscriber lines in 1995 over 1994, in 1994 cellular subscribers lines increased 57.9% over 1993.

Item 7.     cont'd.

     Operating Expenses

     Total operating expenses were $142,954,000 in 1995, an increase of $21,874,000 or 18.1% from 1994. Total operating expenses increased $10,155,000 or 9.2% from 1993 to 1994.

     Depreciation expenses amounted to $32,859,000 in 1995, $35,274,000 in 1994, and $28,208,000 in 1993. The composite depreciation rate for property and equipment was 7.2% in 1995, 7.1% in 1994, and 6.5% in 1993. The rate does not include the extraordinary charge in 1995 or the additional non-recurring depreciation recognized in 1994. In 1994, the Company recognized additional non-recurring depreciation of approximately $3,761,000 relating to cellular equipment. Due to changes in technology, customer growth, and usage demand, an agreement was made with AT&T to install a new system with digital and analog capacity. The new system increased capacity and performance. The new system became operational in April 1995. The NPSC authorized new depreciation rates for telephone equipment in 1994, which generated approximately $2,700,000 of additional expense.

     Other operating expenses were $85,755,000 in 1995, $82,681,000 in 1994, and $79,780,000 in 1993. Annual increases were led by the increased cost of employee benefits. Sales commissions and other costs of acquiring cellular customers also increased.

     Restructuring charges, $1,552,000 from operator services force reduction in September 1995 and $19,663,000 from the voluntary early retirement program recognized in December 1995, increased operating expenses $21,215,000 in 1995.

     Taxes, other than payroll and income, are principally local property taxes. These taxes amounted to $3,125,000 in 1995 and 1994, compared to $2,937,000 in 1993.

     Income Taxes

     Income tax expenses in 1995 were $13,653,000, compared to $18,936,000 in 1994 and $17,239,000 in 1993. The decrease was due to decreased operating income.

Extraordinary Item

     FAS 71 generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs by charging it customers rates prescribed by regulators and that competition will not threaten the recovery of those costs. Having achieved price regulation and recognizing potential increased competition, Lincoln Telephone decided, in the fourth quarter of 1995, that the principles prescribed by FAS 71 were no longer applicable. As a result of that decision, a non-cash, extraordinary charge of approximately $16,516,000, net of an income tax benefit of approximately $9,351,000 was incurred in December 1995.

     An increase to accumulated depreciation of approximately $13,305,000 after tax was necessary as the estimated useful lives prescribed by
                                       9

Item 7.     cont'd.

regulators were not appropriate considering the rapid rate of technological changes in the telecommunications industry. This increase to accumulated depreciation was determined by performing a study which identified inadequate accumulated depreciation levels by individual asset categories. The estimated useful lives of these individual asset categories were shortened to more closely reflect economically realistic lives.

     Upon adoption of FAS 109, Accounting for Income Taxes in 1993, adjustments were required to adjust excess deferred tax levels to the currently enacted statutory rates as regulatory liabilities and regulatory assets were recognized on the cumulative amount of tax benefits previously flowed through to ratepayers. These tax-related regulatory assets and liabilities were grossed up for the tax effect anticipated when collected at future rates. At the time the application of FAS 71 was discontinued, the tax-related regulatory assets and regulatory liabilities were eliminated with a net after-tax charge of $3,211,000, and the related deferred taxes were adjusted to reflect application of FAS 109 consistent with deregulated entities.

Voluntary Early Retirement Program

     In November 1995, LTEC offered a voluntary early retirement program to eligible employees in an effort to position itself for the long term. The existing Pension Plan was enhanced by adding five years to both age and net credited service for eligible employees. In addition to normal pension payments, lump-sum payments and supplemental monthly payments will be provided. A total of 319 management and non-management employees of the Company accepted the offering. The Company recorded a reduction to its pension asset, the source of funding for the program, and recognized a pre-tax restructuring charge of $19,663,000, $11,854,000 after tax.

     In July 1995, the Company announced its decision to reduce its operator service work force from 140 to approximately 50 employees by the end of 1995. Retirement and separation incentives and out-placement services were offered to the affected employees. As a result, the Company recognized a pre-tax restructuring charge of $1,552,000, $937,000 net of tax.

Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement becomes effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not expect a material impact on the financial statements.

     In October 1995, the Financial Accounting Standards Board issued a new statement of accounting standards, Statement No. 123, "Accounting for Stock-Based Compensation." Companies may retain the current approach set forth in APB Opinion 25, "Accounting for Stock Issued to Employees." If
                                      10

Item 7.     cont'd.

electing to continue following APB 25, the new fair value based method will be required to provide expanded disclosures in the footnotes. The Company does not intend to apply this standard. The new standard is not expected to have a significant impact on the financial statements.

Item 8.     Financial Statements and Supplementary Data

            See pages F-3 through F-22 herein.

Item 9.     Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure

            None

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

      The following sets forth certain information about each director, including each person's business experience for the past five years. Information presented is stated as of February 29, 1996.

     All members of the Company's Board of Directors, or nominees for membership, are also members of or nominees for membership to the Board of Directors of LTEC.

                    NOMINEES FOR TERM TO EXPIRE IN 1999

DUANE W. ACKLIE; Director since 1983; Age 64; Lincoln, Nebraska. Mr. Acklie is Chairman of Crete Carrier Corporation (a motor carrier) of Lincoln, Nebraska, and has held such position since 1991. He was President and Chief Executive Officer of Crete Carrier Corporation from 1971 to 1991. Mr. Acklie is Chairman of First National Bank, Lincoln, Lincoln, Nebraska.

TERRY L. FAIRFIELD; Director since 1993; Age 47; Lincoln, Nebraska. Mr. Fairfield is President and Chief Executive Officer of the University of Nebraska Foundation, Lincoln, Nebraska. He has held such position since 1987.

JOHN HAESSLER; Director since 1993; Age 59; Lincoln, Nebraska. Mr. Haessler is President and Chief Executive Officer of Woodmen Accident and Life Company of Lincoln, Nebraska, and has held such position since 1986. (See Note 1 below.)

WILLIAM C. SMITH; Director since 1983; Age 62; Lincoln, Nebraska. Mr. Smith retired in 1989 from the position of Chairman and Chief Executive Officer of FirsTier Financial, Inc. of Omaha, Nebraska, a position which he had held since 1988. Mr. Smith is currently self-employed in business and financial consulting.

LYN WALLIN ZIEGENBEIN; Director since 1992; Age 43; Omaha, Nebraska. Mrs. Ziegenbein is Executive Director of the Peter Kiewit Foundation of Omaha, Nebraska, and has held such position since 1983. (See Note 2 below.)

                        PRESENT TERM EXPIRES IN 1997

WILLIAM W. COOK, JR.; Director since 1981; Age 59; Beatrice, Nebraska. Mr. Cook is Chairman, President and Chief Executive Officer of Beatrice National Bank & Trust Co., of Beatrice, Nebraska, and has held such position since 1993. He was President and Chief Executive Officer of such company from 1971 to 1993.

JAMES E. GEIST; Director since 1973; Age 66; Lincoln, Nebraska. Mr. Geist retired in 1993 from the positions of Chairman of the Board and Chief Executive Officer of the Corporation and its principal subsidiary, The Lincoln Telephone and Telegraph Company, and also retired from the positions of Chairman of the Board of the Corporation's other subsidiaries, LinTel Systems Inc. and Prairie Communications, Inc., all of Lincoln, Nebraska. Mr. Geist is currently President of Geist, Inc., an equipment manufacturer.

Item 10.     cont'd.

DONALD H. PEGLER, JR.; Director since 1979; Age 69; Lincoln, Nebraska. Mr. Pegler is Chairman of the Board and Chief Executive Officer of Pegler-Sysco Food Services Company (distributors of institutional food, food service supplies and equipment), of Lincoln, Nebraska, and has held such position since 1989.

CHARLES N. WHEATLEY; Director since 1993; Age 45; Chicago, Illinois. Mr. Wheatley is President and Chief Executive Officer of Sahara Enterprises, Inc. (a diversified holding company) and has held such position since July, 1992. He was Vice President and Secretary of Sahara Enterprises, Inc. from 1985 to July 1992. Mr. Wheatley is a Director of Sahara Enterprises, Inc.

THOMAS C. WOODS, III; Director since 1979; Age 50; Lincoln, Nebraska. Mr. Woods is Chairman of the Board of the Corporation and its principal subsidiary, The Lincoln Telephone and Telegraph Company. He was the Corporation's Vice Chairman of the Board-Corporate Relations and
Communications from March 1990 to April 1993. Mr. Woods is a director of Sahara Enterprises, Inc.

                        PRESENT TERM EXPIRES IN 1998

CHARLES R. HERMES; Director since 1992; Age 53; Hastings, Nebraska. Mr. Hermes is President of Dutton-Lainson Company (wholesale electrical and plumbing supplies, and a manufacturer of hardware and marine specialties) of Hastings, Nebraska, and has held such position since 1974.

FRANK H. HILSABECK; Director since 1990; Age 51; Lincoln, Nebraska. Mr. Hilsabeck is President and Chief Executive Officer of the Corporation, and is President of its principal subsidiary, The Lincoln Telephone and Telegraph Company. He was the Corporation's President and Chief Operating Officer from March 1991 to May 1993, was President-Telephone Operations from March 1990 to March 1991.

PAUL C. SCHORR, III; Director since 1973; Age 59; Lincoln, Nebraska. Mr. Schorr is President and Chief Executive Officer of ComCor Holding
Incorporated (an electrical contractor specializing in construction consulting services) of Lincoln, Nebraska, and has held such position since 1989. He was also President of Fischbach Corporation (a diversified electrical/mechanical contractor) from 1990 to 1992.

JAMES W. STRAND; Director since 1990; Age 49; Lincoln, Nebraska.  Mr.
Strand is President-Diversified Operations of the Corporation, Executive Vice President-Marketing and Customer Services of its principal subsidiary, The Lincoln Telephone and Telegraph Company and is President of its subsidiaries, LinTel Systems Inc., Prairie Communications, Inc., and is
Vice Chairman of the Board of Nebraska Cellular Telephone Corporation.
_______________________
     Note 1. Woodmen Accident and Life Company is the insurer from which the Corporation and its principal subsidiary, The Lincoln Telephone and Telegraph Company, purchase key man life insurance and employee group life insurance. The total net premiums paid for such insurance coverages in 1995 were $1,564,442. The Corporation believes that the rates paid for such insurance are comparable to market rates.

Item 10.     cont'd.

     Note 2. The Woods & Aitken law firm, in which Mr. John H. Ziegenbein, the husband of Mrs. Ziegenbein, is of counsel, provided legal services to the Corporation and its subsidiaries, The Lincoln Telephone and Telegraph Company, LinTel Systems Inc., Nebraska Cellular Telephone Corporation, and Prairie Communications, Inc., during 1995 for which it received fees in the amount of $195,935.

                  BOARD OF DIRECTORS AND COMMITTEE MEETINGS

     During 1995, six meetings of the Board of Directors were held. Two directors, Mr. Cook and Mr. Pegler, attended fewer than 75% of the aggregate number of meetings of the Board of Directors and the committees on which they served. The Corporation has no standing nominating committee, but does have the following three standing committees:

Executive Committee

The Executive Committee, in accordance with By-Law 17 of the Corporation's By-Laws, and subject to the limitations of the Nebraska Business Corporation Act, possesses and may exercise all powers of the Board of Directors. The Committee did not meet during 1995. Committee members during 1995 were: Frank H. Hilsabeck, Chairman; William W. Cook, Jr.; Paul
C. Schorr, III; and William C. Smith.

Audit Committee

The Audit Committee recommends the independent auditors for the Corporation to the full Board of Directors, reviews the scope of the audit and approves the fees for the auditors. In addition, the Committee reviews the work of the Corporation's Internal Audit Section. The Committee met four times during 1995. Committee members during 1995 were: Charles R. Hermes, Chairman; Terry L. Fairfield; John Haessler; and Charles N. Wheatley.

Executive Compensation Committee

The Executive Compensation Committee reviews and makes recommendations to the full Board of Directors for compensation levels of the Corporation's officers and administers the 1989 Stock and Incentive Plan participated in by executive officers and other key employees. The Committee met four times during 1995. Committee members during 1995 were: Duane W. Acklie, Chairman; Paul C. Schorr, III; Charles N. Wheatley; and Lyn Wallin Ziegenbein.

Item 10.     cont'd.

Executive Officers of Registrant
                                                              First Year In
Officer                       Age    Position Held           Present Office

Frank H. Hilsabeck            51   President and Director          1993

James W. Strand               49   Executive Vice President-       1990
                                     Marketing and Customer
                                     Services and Director

Robert L. Tyler               60   Senior Vice President-Chief     1991
                                     Financial Officer

Michael J. Tavlin             49   Vice President-Treasurer and    1986
                                     Secretary

Bryan C. Rickertsen           48   Vice President-Technology       1995


Term of office of above named executive officers: At the meeting of the Board of Directors each year held immediately following the Annual Meeting of Stockholder, the officers are elected to serve for the ensuing year, or until their successors are duly elected and qualified.

Compliance with Section 16(a) of the Exchange Act

     Other than Thomas C. Woods, III who, as a co-personal representative of the Estate of Thomas C. Woods, Jr., is the beneficial owner of 12 shares of the Company's 5% Preferred Stock, no current officer or director of the Company beneficially owns any shares of Preferred Stock of the Company. In making the foregoing statements, the Company has relied on the representations of such officers and directors.

Item 11.     Executive Compensation

     The following Summary Compensation Table shows the compensation for the past three years for each of the Company's five most highly compensated executive officers, including the Company's Chief Executive Officer (the "named executive officers"). All of the five named executive officers are also officers of LTEC. All compensation of such officers is paid by LTEC and is reported herein. LTEC collects from the Company fees for management services provided to the Company, which fees recover a portion of the compensation and expenses paid by LTEC, including compensation of these officers. The amounts collected from the Company are based upon approximations of time spent in managing the Company's activities. The percentage of the named executive officers' compensation paid by the Company to LTEC for 1993 through 1995 is set forth in following footnote
(1).

Item 11.     cont'd.

                            SUMMARY COMPENSATION TABLE

                                                     Long Term Compensation
                            Annual Compensation               Awards

                                                     Number of
                                                     Securities
                                                     Underlying    All
                                           Restricted   Stock      Other
Name and                   Salary    Bonus   Stock    Options  Compensation
Principal Position    Year  ($)(1)    ($)(2) ($)(3)    (#)(4)     ($)(5)

Frank H. Hilsabeck    1995  270,000   61,392  61,368    16,350       4,500
President & Chief     1994  225,000   52,210  52,190         0       4,500
Executive Officer     1993  196,167   52,211  52,189         0       6,040
and Director

James W. Strand       1995  184,800   27,611  27,589     8,400       4,500
President-Diversified 1994  154,000   22,872  22,848         0       4,500
Operations & Director 1993  146,000   26,400  26,400         0       4,380

Robert L. Tyler       1995  138,000   18,193  18,167     5,450       4,140
Senior Vice President-1994  124,000   16,804  16,796         0       3,720
Chief Financial
Officer               1993  111,000   19,805  19,795         0       3,331

Michael J. Tavlin     1995  107,000   12,610  13,590     3,500       3,210
Vice President-       1994  101,000   12,015  11,985         0       3,030
Treasurer & Secretary 1993   96,000   13,817  13,783         0       2,880

Bryan C. Rickertsen   1995  100,250   11,109  11,091     1,900       3,008
Vice President-       1994   85,700    8,402   8,398         0       2,571
Technology            1993   81,400    9,313   9,287         0       2,442

(1) The percent of compensation paid by the Company to the following LTEC officers for 1993 through 1995 is as follows:
               Name                 1995    1994    1993
       Frank H. Hilsabeck           85.5%   90.7%   90.7%
       James W. Strand              45.0%   40.0%   30.0%
       Robert L. Tyler              88.4%   87.3%   86.3%
       Michael J. Tavlin            70.0%   80.0%   80.0%
       Bryan C. Rickertsen         100.0%  100.0%  100.0%

(2) The LTEC 1989 Stock and Incentive Plan (the "Plan") is administered by the Executive Compensation Committee of LTEC's Board of Directors (the "Committee") constituted of members of such Board not eligible to participate in the Plan, and permits the award of Short-Term Incentives, Stock Options, Stock Appreciation Rights and Restricted Stock. The bonus amounts shown reflect the cash bonus amounts paid pursuant to the terms of the Plan attributable to the fiscal years of the Company shown. On April 26, 1989, the stockholders of LTEC approved the Plan.

Item 11.     cont'd.

(3) Pursuant to the terms of the Plan, a participant may elect to receive up to forty percent (40%) of the amount of any Short-Term Incentive award in Restricted Stock of LTEC. Each of the listed individuals has so elected. When a participant elects to receive such portion of such award in shares of Restricted Stock, the number of shares awarded is based upon the closing price of LTEC's Common Stock as of the date of award, and the number of shares awarded is increased by a multiple determined by the Committee, which for each of the years shown was 1.5 times the stock portion. The dollar value of the Restricted Stock awards are attributable to the Company's fiscal year as indicated.
     The percentage of such awards allocated to the Company for 1993 through 1995 is shown in footnote (1) to the Summary Compensation Table. The number of shares of Restricted Stock awarded and values thereof for each named executive officer and the aggregate value as of December 31, 1995, are as follows:

                               Number of Restricted Shares
        Name         1993 Award  1994 Award  1995 Award   Aggregate Value

    Mr. Hilsabeck      2,821       3,070       2,905          $185,816
    Mr. Strand         1,427       1,344       1,306            86,127
    Mr. Tyler          1,070         988         860            61,643
    Mr. Tavlin           745         705         596            43,222
    Mr. Rickertsen       502         494         525            32,131
                       -----       -----       -----           -------
    Totals             6,565       6,601       6,192          $408,939

     The restrictions against sale, transfer, pledge or assignment of the Restricted Stock will lapse, and the awards have vested or will vest as follows: 1993 Awards - January 31, 1996; 1994 Awards - January 31, 1997; and 1995 Awards - January 31, 1998. Restrictions will lapse sooner if the participant dies, becomes disabled, retires or there is a change in control of the Corporation during the period of restriction.

     Dividends are paid during the period of restriction on the shares of Restricted Stock to the executive officer holding such shares and voting rights may be exercised.

(4) The options shown for 1995 were awarded on March 15, 1995, not attributable to any past performance.

(5) The Corporation maintains a 401(k) Savings and Stock Ownership Plan for the benefit of its non-union-eligible employees, including the named executive officers. Pursuant thereto the Corporation (a) has contributed 1.75% of the employee's base salary in the form of the Corporation's Common Stock for the employee's benefit (to the following maximum base salary amounts: 1993 - $235,840; 1994 - $150,000; and 1995 - $150,000; and (b) has contributed on a matching basis, at the rate of 25% for each 1% of the employee's salary contributed to the 401(k) account, up to a maximum of 1.25% of such salary contribution. Such match is also made in shares of the Corporation's Common Stock.

Item 11.     cont'd.

     LTEC has in effect the 1989 Stock and Incentive Plan which was approved by LTEC's stockholders and pursuant to which options to purchase shares of Common Stock of LTEC are granted to officers and other key employees of LTEC and its subsidiaries.

     The following table shows information concerning the exercise of stock options by each of the named executive officers during the 1995 fiscal year, and the number of unexercised options existing at the end of the year 1995 for each of the named executive officers, and the 1995 year-end value of unexercised options.


                       OPTION EXERCISES IN FISCAL 1995
                    AND FISCAL 1995 YEAR-END OPTION VALUE
                                               Number of               Value of
                                         Securities Underlying       Unexercised
                                              Unexercised            In-The-Money
                                              Options at              Options at
                    Shares                   12/29/95 (#)             12/29/95($)
                 Acquired on    Realized     Exer-     Unexer-      Exer-     Unexer-
Name            on Exercise(#)    ($)       cisable    cisable     cisable   cisable

Frank H. Hilsabeck     0           0        17,500      16,350     156,313     75,619
James W. Strand        0           0        11,900       8,400     104,663     38,850
Robert L. Tyler        0           0        12,300       5,450     109,888     25,200
Michael J. Tavlin      0           0         8,100       3,550      71,338     16,419
Bryan C. Rickertsen    0           0         6,400       1,900      57,600      8,788


     The following table illustrates the annual pension plan benefit provided by the Company's Pension Plan, as supplemented by the Executive Benefit Plan, for eligible executive employees upon retirement at age 65, assuming no optional forms of benefit have been elected. The Pension Plan is not integrated with Social Security and is maintained for all employees of the Company and its affiliates.

Item 11     cont'd.

                                    PENSION PLAN TABLE
                        Estimated Annual Pension at Normal Retirement
                       Age for Representative Years of Credited Service
Highest       15 Years 20 Years 25 Years 30 Years 35 Years 40 Years 45 Years 50 Years
Consecutive    Service  Service  Service  Service  Service  Service  Service  Service
Five-Year      (34.875   (52.00  (59.375   (67.00  (74.875   (82.00  (89.125   (96.25
Average        Percent  Percent  Percent  Percent  Percent  Percent  Percent  Percent
Compensation   Factor)  Factor)  Factor)  Factor)  Factor)  Factor)  Factor)  Factor)
	$ 90,000    	$ 31,388 $ 46,800 $ 53,438 $ 60,300 $ 67,388 $ 73,800  $ 80,213 $ 86,625
	 120,000       41,850   62,400   71,250   80,400   89,850   98,400   106,950  115,500
	 150,000       52,313   78,000   89,063  100,500  112,313  123,000   133,688  144,375
 	180,000       62,775   93,600  106,875  120,600  134,775  147,600   160,425  173,250
 	210,000       73,238  109,200  124,688  140,700  157,238  172,200   187,163  202,125
 	240,000       83,700  124,800  142,500  160,800  179,700  196,800   213,900  231,000
	 270,000       94,163  140,400  160,313  180,900  202,163  221,400   240,638  259,875
 	300,000      104,625  156,000  178,125  201,000  224,625  246,000   267,375  288,750
 	330,000      115,088  171,600  195,938  221,100  247,088  270,600   294,113  317,625
 	360,000      125,550  187,200  213,750  241,200  269,550  295,200   320,850  346,500


     Compensation covered by the Pension Plan is a participant's salary, as shown in the Summary Compensation Table on page 15 herein, (whether or not such compensation has been deferred at participant's election). Benefits are based on a participant's average compensation for five consecutive years, or, in the case of a participant who has been employed for less than five full years, the period of his employment covered by the Pension Plan. Under the Pension Plan, only salary as shown in the Summary Compensation Table up to the limits imposed by the Internal Revenue Code is taken into account. The 1995 compensation limit applicable to the Pension Plan is $150,000.

     Included in the information reflected in the above table are the supplemental retirement benefits which the Corporation provides pursuant to an Executive Benefit Plan for the benefit of Messrs. Hilsabeck, Strand, Executive Benefit Plan also provides pre-retirement death benefits and long-term disability benefits. Pension benefits which exceed the limitations imposed by the Internal Revenue Code are payable under the Executive Benefit Plan. All pension benefits payable under the Executive Benefit Plan will be paid outside the Pension Plan as an operating expense.

     The named executive officers have the following years of service with the Company as of December 31, 1995: Frank H. Hilsabeck, 28; James W. Strand, 22; Robert L. Tyler, 36; Michael J. Tavlin, 9; and Bryan C. Rickertsen, 16 years.

                       COMPENSATION OF DIRECTORS

     Full-time officers of the Company do not receive additional compensation for serving as members of the Board of Directors of the Company. No additional compensation is paid if a full-time officer serves on any committee of such Board of Directors.

Item 11.     cont'd.

     Effective April 26, 1995, non-employees serving as members of the Corporation's Board of Directors are paid: (a) an annual retainer of $8,400, paid in monthly installments of $700; (b) an additional fee of $700 for attendance at each meeting of the Board; (c) an additional fee of $1,000 for attendance at any meeting of a Board Committee by the Committee Chairman; (d) an additional fee of $700 for attendance at any meeting of a Board Committee by other Committee members; and (e) reimbursement of expenses incurred in connection with such meetings. Non-employee Directors of the Corporation are not compensated for serving as Directors of the Corporation's principal subsidiary, The Lincoln Telephone and Telegraph Company. Total fees paid to Directors in 1995 were $168,210.

                  EMPLOYMENT CONTRACTS AND TERMINATION OF
                EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     LTEC has agreements with Messrs. Hilsabeck, Strand, Tyler, Tavlin and Rickertsen which provide that the executive is entitled to benefits if, after a change in control (as defined), the executive officer's employment is ended through (i) termination by LTEC other than by reason of death or disability or for cause (as defined), or (ii) termination by the executive officer following the first anniversary of the change in control or due to a breach of the agreement by LTEC or a significant adverse change in his responsibilities. As used in such agreements, (a) "change in control" means (i) if any person is or becomes a thirty percent beneficial owner of the Corporation or (ii) a change in a majority of the members of the Board of Directors of the Corporation over a two consecutive year period; and (b) "cause" means termination of an executive's employment by the Corporation after a change in control based upon willful and intentional conduct causing serious injury to the Corporation, conviction for a felony or willful and unreasonable neglect or refusal to perform the executive's duties. The benefits provided are: (a) a cash termination payment of up to three times the sum of executive officer's annual salary and his highest annual bonus during the three years before the termination and (b) continuation of equivalent hospital, medical, dental, accident, disability and life insurance coverage as in effect at the termination. The agreements provide that if any portion of the benefits under the agreements or under any other agreement would constitute an "excess parachute payment" for purposes of the Internal Revenue Code of 1986 (the "Code"), benefits are reduced so that the executive officer is entitled to receive $1.00 less than the maximum amount which he can receive without becoming subject to the 20% excise tax imposed by the Code or which LTEC may pay without loss of deduction under the Code.

     In accordance with agreements pursuant to LTEC's Executive Benefit Plan, in the event of a change in control of LTEC, entitlement to benefits payable to the named executive officers shall become vested, provided that such employee shall comply with specified non-competition and confidentiality requirements of such agreements. The vested amount shall equal 25% of average final compensation irrespective of the employee's net credited service on the date of employee's retirement. If after the change of control the employee's employment is terminated for reasons other than death or retirement, the vested 25% of average final compensation shall be payable on the later of his attaining age 60 or his date of termination.

Item 11.     cont'd.

     EXECUTIVE COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Executive Compensation Committee of the Board is responsible for all aspects of the Company's compensation package offered to its corporate officers, including the named executive officers. The following report was approved by the members of the Executive Compensation Committee.

     Compensation Policies: The Corporation's principal executive compensation objective is to compensate executive officers in a manner that will attract and retain the services of an outstanding management team and provide incentives to motivate superior performance by key employees. In light of that objective, the Executive Compensation Committee of the Board of Directors (the "Committee"), which also serves as the executive compensation committee for the Company (the principal subsidiary of the Corporation), has approved a compensation program for the Corporation's executive officers consistent with the policies described below. There are currently seven executive officers (including one person who is an employee of the Company).

     To attract and retain employees, the Corporation's compensation program provides a base salary and an overall compensation package that are intended to be competitive and are based upon the following factors.
First, the Committee reviews the financial performance of the Corporation as compared to the peer group of telecommunications companies (as shown in the Performance Graph on page 23 which graphically illustrates returns on investments by stockholders over a five-year period, including reinvestment of dividends). Second, the Committee reviews competitive, legislative, regulatory and operational issues which the Corporation has faced during the past fiscal year, or will face during the ensuing fiscal year. In its discussions, the Committee evaluates the proactive and reactive actions of the executive officers concerning these first two factors and subjectively incorporates the evaluation into its compensation decisions. Third, and most important to the Committee's considerations, the Committee considers surveys of executive compensation obtained from available sources. Such surveys take into account both the telecommunications industry and other industries nationwide. The surveys include the five mid-sized telecommunications companies in the Corporation's peer group, as well as a number of other similarly sized companies in telecommunications or related industries. The 1994 and 1995 surveys indicated that the compensation of the Corporation's Chief Executive Officer was significantly below the mid-point of the survey results after giving consideration to the size of the Corporation compared to the size of the companies in the survey. Certain other officers were also below the mid-point of the survey results. The Committee's actions concerning 1995 salary level adjustments for these officers included steps to more closely align the salary of the Chief Executive Officer and other Corporation officers with the mid-point of the survey results.

     To provide incentives to motivate performance, the Corporation's executive compensation program establishes a direct relationship between compensation and the Corporation's performance and encourages executives to acquire an ownership interest in the Corporation. Pursuant to the provisions of the Plan, eligible executives, who have been chosen in advance by the Committee, receive a portion of their compensation in the form of incentive awards ("Short-Term Incentive awards"). The
                                      21

Item 11.     cont'd.

amounts of such Short-Term Incentive awards are established in accordance with ranges of earnings and return on equity realized by the Corporation as pre-determined by the Committee. The minimum return on equity required to award short-term incentives for 1995 was 15%. Actual results for 1995 adjusted by the Committee for a portion of the special one-time or extraordinary items exceeded that level. In 1995, the Corporation's earnings and return on equity yielded an aggregate short-term incentive pool of $330,200 or 22.0% of composite salaries for eligible executives. The portion of such incentive pool received by an executive is based on his or her position of responsibility and individual performance.

     Further, to align the interests of executives with stockholder interests and to provide a means for the acquisition of an ownership interest in the Corporation, executives are encouraged to elect to receive up to 40% of the cash portion of the Short-Term Incentive awards in Restricted Stock of the Corporation. If such an election is made, the Committee may increase the stock portion of the award by a multiple not to exceed two times such stock portion. For 1995, the Committee determined
1.5 to be an appropriate multiple to be applied to the stock portion of the award to incent ownership, and in view of the two-year period of restrictions. Finally, the Committee may grant stock options under the Plan to key executives in amounts that are competitive based upon market considerations, which are exercisable after three years.

     Chief Executive Officer Compensation:  The compensation for Mr. Frank
H. Hilsabeck, President and Chief Executive Officer, reported for 1995 reflects the application of the policies described above.

     Mr. Hilsabeck also received a Short-Term Incentive award for 1995. On December 14, 1994, the Committee adopted performance goals for the Corporation for 1995 for purposes of the Corporation's Short-Term Incentive awards. As a result of the Corporation's earnings and return on equity and his performance in 1995, Mr. Hilsabeck received a Short-Term Incentive award of $102,300 or approximately 27.3% of the aggregate award.

     Consistent with the Corporation's desire to encourage acquisition of an ownership interest in the Corporation, Mr. Hilsabeck elected to receive Restricted Stock pursuant to the Plan to the maximum permitted of 40% of the Short-Term Incentive award. The Committee had previously determined to increase the value of the portion of the award used for the granting of Restricted Stock by a multiple of 1.5, thereby enabling Mr. Hilsabeck to receive Restricted Stock with a value of $61,368, as well as a cash award of $61,392. As of December 29, 1995, Mr. Hilsabeck held unvested Restricted Stock with an aggregate value of $185,816, including the 1995 award.

     Mr. Hilsabeck also participated in other employee benefit plans available to other executive officers during 1995, which the Committee believes are competitive, including the Pension Plan, Executive Benefit Plan, the 401(k) Savings and Stock Ownership Plan and life and health insurance programs.

     Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code (the "Code") eliminates, subject to certain exceptions, the deductibility of executive compensation to the extent that any executive's compensation for any year exceeds $1 million. Exceptions to amounts
                                      22

Item 11.     cont'd.

included in executive compensation for purposes of Section 162(m) involve various types of performance-based compensation. As noted above, it is the Executive Compensation Committee's policy to base a substantial amount of executive compensation on the Corporation's performance. Currently the cash compensation levels for the Corporation's executive officers fall significantly below $1 million. In the event that in the future the annual remuneration of any executive of the Corporation approaches $1 million, the Committee will consider the various alternatives to preserving the deductibility of compensation payments to the extent reasonably practicable and consistent with its compensation objectives.

     Members of the Executive Compensation Committee for 1995 were:

         Duane W. Acklie, Chairman           Charles N. Wheatley
         Paul C. Schorr, III                 Lyn Wallin Ziegenbein

        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Executive Compensation Committee are identified above. Mrs. Ziegenbein, a member of the Executive Compensation Committee, is the spouse of John H. Ziegenbein, of counsel in the law firm of Woods & Aitken. Woods & Aitken acted as outside counsel for the Corporation for 1995 for which it received fees of $195,935.

                              PERFORMANCE GRAPH

     The following graph sets forth a comparison of the cumulative total stockholder return by quarter, commencing December 1990 and ending December 1995, on an investment of $100 in (a) shares of the Corporation's Common Stock; (b) shares of Standard & Poor's telephone company composite;
(c) shares of Standard & Poor's 500 company composite; and (d) shares of the Corporation's telephone company peer group identified below. The cumulative total market appreciation includes the cumulative amount of dividends for the five-year period, assuming dividend reinvestment.

                             Dec-90  Dec-91  Dec-92  Dec-93  Dec-94  Dec-95
Lincoln Telecommunications    $100    $ 94    $107    $158    $150    $192
S&P 500                       $100    $130    $140    $155    $157    $215
S&P Telephone Index           $100    $108    $118    $136    $130    $197
Custom Compositie Index       $100    $106    $128    $149    $153    $190
(5 Stocks)

The 5-Stock Custom Composite Index includes: Alltel Corp., Cincinnati Bell, Inc., Century Telephone Enterprises, Frontier Corp., and Southern New England Telecommunications Corp.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners.

     As of December 31, 1995, the owner of more than 5% of the Company's Common Stock was as follows:

           Name and Address           Amount & Nature of          Percent
          of Beneficial Owner        Beneficial Ownership        of Class

     Lincoln Telecommunications          1,000 shares               100%
      Company
     1440 M Street
     Lincoln, Nebraska 68508

(b)Security Ownership of Management.

     Other than Thomas C. Woods, III who, as a co-personal representative of the Estate of Thomas C. Woods, Jr., is the beneficial owner of 12 shares of the Company's 5% Preferred Stock, no shares of the Company's 5% Preferred Stock are owned by Management. Set forth below is a table indicating as of February 29, 1996 the shares of Common Stock of the Company's parent, LTEC, beneficially owned by each director and nominee; each of the named executive officers; and directors, nominees and executive officers of the Company as a group.


   Name of Beneficial     Principal            Amount and Nature of     Percent of
      Owner               Position             Beneficial Ownership        Class
                                                      (Note 1)
Thomas C. Woods, III.  Chairman of the Board	      54,531 Direct           9.02%
                       and Director             3,248,624 Indirect*       Note 3

Frank H. Hilsabeck     President & Chief           30,604 Direct          Note 2
                       Executive Officer            5,594 Indirect*
                       and Director

James W. Strand        President-Diversified       15,838 Direct          Note 2
                       Operations and Director      5,479 Indirect*

Robert L. Tyler        Senior Vice President-      21,381 Direct          Note 2
                       Chief Financial Officer      3,887 Indirect*

Jack H. Geist          Vice President-             20,585 Direct          Note 2
                       Diversified Operations      15,843 Indirect*

Kevin J. Wiley         Vice President-                 14 Direct          Note 2
                       Diversified Operations         116 Indirect*

Bryan C. Rickertsen    Vice President-             16,224 Direct          Note 2
                       Technology                   1,472 Indirect*

Michael J. Tavlin      Vice President-             16,378 Direct          Note 2
                       Treasurer and Secretary      2,203 Indirect*


Item 12.     cont'd

Name of Beneficial     Principal            Amount and Nature of      Percent of
      Owner            Position             Beneficial Ownership       Class
                                                   (Note 1)

Duane W. Acklie        Director                    93,913 Direct          Note 2
                                                   61,200 Indirect*

William W. Cook, Jr.   Director                     7,051 Direct          Note 2
                                                      921 Indirect*

Terry L. Fairfield     Director                      None Direct          Note 2
                                                   34,312 Indirect*

James E. Geist         Director                    23,932 Direct          Note 2
                                                   31,695 Indirect*

John Haessler          Director                     6,000 Direct         Notes 2
                                                  252,432 Indirect*      & 4

Charles R. Hermes      Director                     2,000 Direct          Note 2
                                                   34,418 Indirect*

Donald H. Pegler, Jr.  Director                       800 Direct          Note 2
                                                   40,000 Indirect*

Paul C. Schorr, III.   Director                     1,804 Direct          Note 2
                                                   27,879 Indirect*

William C. Smith       Director                     2,400 Direct          Note 2
                                                     None Indirect

Charles N. Wheatley    Director                      None Direct           8.8%
                                                3,222,920 Indirect*       Note 3

Lyn Wallin Ziegenbein  Director                     4,000 Direct          Note 2
                                                       10 Indirect*

All Directors and
Executive Officers
as a Group (19 persons)      TOTAL              4,129,684**              11.28%



* Includes shares held by individual's spouse, held by the individual in custodianship for minor children, or held by a corporation with which the individual is affiliated, and to the extent listed as owned by the director or named executive officer should not be construed as an admission of beneficial ownership.

**   Total shares and percent of class ownership do not reflect the cumulative effect of beneficial ownership by Messrs. Woods and Wheatley of shares held of record by Sahara Enterprises, Inc.  (See Note 3 below.)
                                      25

Item 12.     cont'd.

     Note 1. Approximate number of shares of Common Stock owned, directly or indirectly, as of February 29, 1996. This information has been furnished by each Director or Officer. Also includes all Short-Term
Incentive awards of Restricted Stock of the Corporation under the 1989
Stock and Incentive Plan (the "Plan") and any Long-Term Incentive awards of
Stock Options under the Plan which are exercisable within 60 days of the date hereof, in the following amounts: Frank H. Hilsabeck, 17,500;
James W. Strand, 11,900; Robert L. Tyler, 12,300; Michael J. Tavlin, 8,100;
Jack H. Geist, 0; Bryan C. Rickertsen, 6,400; and Kevin J. Wiley, 0.

     Note 2.  Owns less than one percent of the Corporation's outstanding
Common Stock.

     Note 3. The shares of the Corporation's Common Stock shown as indirectly owned by Messrs. Woods and Wheatley are held as follows:
3,176,776 shares included in each individual's indirect ownership total were held of record by Sahara Enterprises, Inc., as of February 29, 1996.
Messrs. Woods and Wheatley each serve as Directors and Mr. Wheatley serves as President and Chief Executive Officer of Sahara Enterprises, Inc. The balance of Mr. Woods' indirect ownership total is held by his spouse, held in trust, or held as a Co-Personal Representative of the Estate of Thomas
C. Woods, Jr. The balance of Mr. Wheatley's indirect ownership total consists of shares held as trustee of various Woods family trusts.

     Note 4. The shares of the Corporation's Common Stock shown as indirectly owned by Mr. Haessler include 252,432 shares held by Woodmen
Accident and Life Company, a mutual insurance company, of which Mr.
Haessler is President and Chief Executive Officer.

(c)     Changes in control.

             None.

Item 13.     Certain Relationships and Related Transactions

(a)    Transactions with Management and Others.

          See pages 22 through 24 herein.

(b)    Certain Business Relationships.

          See pages 22 through 24.

(c)    Indebtedness of Management.

          Not applicable.

(d)    Transactions with Promoters.

          Not applicable.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:
                                                                Page(s)
                                                            in this Annual
                                                           Report Form 10-K

 1.  Financial Statements:
     Independent Auditors' Report                                    F-2
     Balance Sheets, December 31, 1995 and 1994                      F-3
     Statements of Earnings, Years ended December 31, 1995, 1994,
      and 1993                                                       F-4
     Statements of Stockholder's Equity,
      Years ended December 31, 1995, 1994, and 1993                  F-5
     Statements of Cash Flows
      Years ended December 31, 1995, 1994, and 1993               F-6 - F-7
     Notes to Financial Statements, December 31, 1995, 1994,
      and 1993                                                   F-8 - F-22

 2.  Financial Statement schedules required by Item 8 of this form.

     Independent Auditors' Report                                    S-3

     Schedule II - Valuation and Qualifying Accounts -
     Years ended December 31, 1995 1994 and 1993                     S-4


     All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the financial statements and notes thereto.



 3. The following exhibits are filed herewith or are incorporated by reference herein.

     Exhibit 3:  Articles of Incorporation and By-Laws

                 Certificate of Incorporation as amended effective through April 24, 1985, was filed as an exhibit to the Company's Form 10-K for the year ending December 31, 1992, and By-Laws as amended through December 14, 1994, were filed as an exhibit to the Company's Form 10K/A for the year ended December 31, 1994.

     Exhibit 4: Instruments Defining the Rights of Security Holders, including Indentures

                 The Indenture (incorporated by reference to Exhibit 4.4 to LTEC's Form 10-K for year ended December 31, 1990) and Supplemental Indenture Eleven dated June 1, 1990
                 (incorporated by reference to LTEC's Form 10-K for the year ended December 31, 1990).

Item 14. (a)     cont'd.

     Exhibit 10: Material Contracts

                 The 1989 Stock and Incentive Plan approved by LTEC's stockholders on April 26, 1989, was filed as an exhibit to Form S-8, File 33-39551, effective March 22, 1991, and is incorporated herein by this reference. A specimen of the Executive Benefit Plan agreement, as amended through January 1, 1993, provided to the executive officers and director-level managers of the Company, and a specimen of the Key Executive Employment and Severance Agreement provided to the executive officers of the Corporation and its affiliates on December 23, 1987, was filed as an exhibit to LTEC's Form 10-K for the year ending December 31, 1992, and is incorporated herein by reference.

     Exhibit 24: Powers of Attorney

                 Attached hereto.

     Exhibit 27: Financial Data Schedule

                 Attached hereto.

     Exhibits 9, 11, 12, 16, 18, 19, 22, 23 and 28 are not applicable.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) All exhibits required by Item 601 of Regulation S-K are incorporated by reference or attached as indicated in paragraph (a) 3 above.

(d)   Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN TELEPHONE AND TELEGRAPH COMPANY

    /s/ Michael J. Tavlin                                March 29, 1996
By ___________________________________________     Date
   Michael J. Tavlin, Vice President-Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title

Thomas C. Woods, III                    Director
James W. Strand                         Director
Duane W. Acklie                         Director
William W. Cook, Jr.                    Director
Terry L. Fairfield                      Director
James E. Geist                          Director
John Haessler                           Director
Charles R. Hermes                       Director
Donald H. Pegler, Jr.                   Director
Paul C. Schorr, III                     Director
William C. Smith                        Director      /s/ Michael J. Tavlin
Charles N. Wheatley                     Director    By_____________________
Lyn Wallin Ziegenbein                   Director         Attorney-in-Fact


/s/ Frank H. Hilsabeck                  Principal Executive
______________________________          Officer and Director
    Frank H. Hilsabeck

/s/ Robert L. Tyler                     Principal Financial
_______________________________         Officer
    Robert L. Tyler

/s/ Michael J. Tavlin
_______________________________         Officer
    Michael J. Tavlin

KPMG









                             THE LINCOLN TELEPHONE AND
                                TELEGRAPH COMPANY

                               Financial Statements

                        December 31, 1995, 1994 and 1993

                   (With Independent Auditors' Report Thereon)

KPMG Peat Marwick LLP
233 South 14th Street, Suite 1600
Lincoln, NE  68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE  68102


                           INDEPENDENT AUDITORS' REPORT


The Board of Directors
The Lincoln Telephone and Telegraph Company:


We have audited the accompanying balance sheets of The Lincoln Telephone and Telegraph Company (Lincoln Telephone) as of December 31, 1995 and 1994, and the related statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of Lincoln Telephone's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Telephone at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 2 to the financial statements, Lincoln Telephone discontinued applying the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation, in 1995. Also discussed in notes 1 and 10, Lincoln Telephone adopted FAS No. 109, Accounting for Income Taxes, and FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, in 1993.

                                       /s/ KPMG Peat Marwick LLP


February 2, 1996

                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                                 Balance Sheets
                           December 31, 1995 and 1994
                  Assets                                   1995        1994
                                                        (Dollars in thousands)
Current assets:
   Cash and cash equivalents                            $  13,496      17,270
   Temporary investments, at cost                          11,525      20,118
   Receivables, net of allowance for doubtful
     receivables of $155,000 in 1995 and $192,000
     in 1994                                               29,878      22,872
   Materials, supplies and other assets                     5,123       4,987
   Due from affiliated company                                709          22
   Income tax recoverable                                     485         -
                                                          -------     -------
          Total current assets                             61,216      65,269
                                                          -------     -------
Property and equipment                                    477,291     456,295
   Less accumulated depreciation and amortization         254,412     215,758
                                                          -------     -------
          Net property and equipment                      222,879     240,537
Investments and other assets                                  339       3,517
Deferred charges                                            9,180      18,429
                                                          -------     -------
                                                        $ 293,614     327,752
                                                          =======     =======

       Liabilities and Stockholder's Equity

Current liabilities:
   Note payable to bank                                 $   8,000      17,000
   Accounts payable and accrued expenses                   44,230      25,828
   Income taxes payable                                       -         1,331
   Dividends payable                                        6,556       5,556
   Advance billings and customer deposits                   6,456       6,197
                                                          -------     -------
          Total current liabilities                        65,242      55,912
                                                          -------     -------
Deferred credits:
   Unamortized investment tax credits                       2,696       3,832
   Deferred income taxes                                    4,769      19,568
   Other                                                   52,264      60,881
                                                          -------     -------
          Total deferred credits                           59,729      84,281
Long-term debt                                             44,000      44,000
Preferred stock, 5% redeemable                              4,499       4,499
Stockholder's equity                                      120,144     139,060
                                                          -------     -------
                                                        $ 293,614     327,752
                                                          =======     =======
See accompanying notes to financial statements.

                                     F-3

                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                            Statements of Earnings
                   Years ended December 31, 1995, 1994 and 1993
                                                     1995       1994       1993
                                                       (Dollars in thousands)
Operating revenues:
   Telephone revenues:
      Local network services                      $  71,491     68,090     64,583
      Access services                                53,653     50,569     47,531
      Long distance services                         13,376     13,580     14,487
      Other wireline communication services          23,291     24,060     22,751
                                                    -------    -------    -------
            Total telephone revenues                161,811    156,299    149,352
      Wireless communications services               14,060     10,740      7,006
      Telephone equipment sales and services          7,432      7,517      7,181
                                                    -------    -------    -------
            Total operating revenues                183,303    174,556    163,539
                                                    -------    -------    -------
Operating expenses:
      Depreciation                                   32,859     31,513     28,208
      Additional non-recurring depreciation on
        cellular equipment                              -        3,761        -
      Other operating expenses                       85,755     82,681     79,780
      Restructuring charges                          21,215        -          -
      Taxes, other than payroll and income            3,125      3,125      2,937
                                                    -------    -------    -------
            Total operating expenses                142,954    121,080    110,925
                                                    -------    -------    -------
            Operating income                         40,349     53,476     52,614
                                                    -------    -------    -------
Non-operating income and expense:
      Income from interest and other investments      3,395      1,833      1,411
      Interest expense and other deductions           7,766      6,204      8,084
                                                    -------    -------    -------
            Net non-operating expense                 4,371      4,371      6,673
                                                    -------    -------    -------
            Income before income taxes,
              extraordinary item and cumulative
              effect of change in accounting
              principle                              35,978     49,105     45,941
Income taxes                                         13,653     18,936     17,239
                                                    -------    -------    -------
            Income before extraordinary item and
              cumulative effect of change in
              accounting principle                   22,325     30,169     28,702
Extraordinary item                                  (16,516)       -          -
Cumulative effect of change in accounting principle     -          -      (22,999)
                                                    -------    -------    -------
            Net income                                5,809     30,169      5,703
Preferred dividends                                     225        225        225
                                                    -------    -------    -------
            Earnings available for common shares  $   5,584     29,944      5,478
                                                    =======    =======    =======
See accompanying notes to financial statements.

                                     F-4

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                      Statements of Stockholder's Equity
                  Years ended December 31, 1995, 1994 and 1993
                                                     1995       1994       1993
                                                       (Dollars in thousands)
Stockholder's equity:
   Common stock of $3.125 par value per share.
     Authorized 10,000 shares; issued
     1,000 shares                                 $       3          3          3
                                                    -------    -------    -------
   Premium on common stock                           32,492     32,492     32,492
                                                    -------    -------    -------
   Retained earnings:
      Beginning of year                             106,565     98,621    112,143
      Net income                                      5,809     30,169      5,703
      Dividends declared:
        5% cumulative preferred - $5.00 per share      (225)      (225)      (225)
        Common - $24,500 per share in 1995,
        $22,000 per share in 1994 and $19,000 per
        share in 1993                               (24,500)   (22,000)   (19,000)
                                                    -------    -------    -------
      End of year                                    87,649    106,565     98,621
                                                    -------    -------    -------

            Total stockholder's equity            $ 120,144    139,060    131,116
                                                    =======    =======    =======


See accompanying notes to financial statements.

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                          Statements of Cash Flows
                  Years ended December 31, 1995, 1994 and 1993
                                                     1995       1994       1993
                                                       (Dollars in thousands)
Cash flows from operating activities:
   Net income                                      $  5,809     30,169      5,703
                                                    -------    -------    -------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                32,891     35,305     28,306
        Extraordinary item                           16,516        -          -
        Cumulative effect of change in accounting
          principle                                     -          -       22,999
        Restructuring changes                        21,215        -          -
        Deferred income taxes                        (6,949)    (1,986)   (14,312)
        Changes in assets and liabilities
          resulting from operating activities:
             Receivables                             (7,006)    (2,178)    (1,035)
             Other assets                            (3,438)     1,033    (11,018)
             Accounts payable and accrued expenses    2,231      6,222     (1,706)
             Other liabilities                       (2,226)      (404)    28,745
                                                     ------     ------     ------
                  Total adjustments                  53,234     37,992     51,979
                                                     ------     ------     ------
                  Net cash provided by operating
                    activities                       59,043     68,161     57,682
                                                     ------     ------     ------
Cash flows used for investing activities:
   Expenditures for property and equipment          (39,384)   (31,393)   (24,491)
   Net salvage on retirements                         2,114        972        (57)
                                                     ------     ------     ------
                  Net capital additions             (37,270)   (30,421)   (24,548)
   Purchases and sales of investments and
     other assets, net                               (1,415)    (1,545)      (687)
   Purchases of temporary investments                (4,417)   (16,510)   (33,242)
   Maturities and sales of temporary investments     13,010     20,664     27,735
                                                     ------     ------     ------
             Net cash used for investing
               activities                           (30,092)   (27,812)   (30,742)
                                                     ------     ------     ------
Cash flows used for financing activities:
   Dividends to stockholders                        (23,725)   (21,725)   (18,225)
   Proceeds from issuance of note payable to bank       -        1,000     35,000
   Payments on note payable to bank                  (9,000)   (14,000)    (5,000)
   Payments on long-term debt                           -          -      (34,875)
                                                     ------     ------     ------
             Net cash used in financing
               activities                           (32,725)   (34,725)   (23,100)
                                                     ------     ------     ------
(CONTINUED)




               THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                       Statements of Cash Flows (Cont'd)
                Years ended December 31, 1995, 1994 and 1993

                                                     1995       1994       1993
                                                       (Dollars in thousands)

Net (decrease) increase in cash and cash
  equivalents                                        (3,774)     5,624      3,840
Cash and cash equivalents, beginning of year         17,270     11,646      7,806
                                                     ------     ------     ------
Cash and cash equivalents, end of year             $ 13,496     17,270     11,646
                                                     ======     ======     ======
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                     $  3,168      5,459      7,043
                                                     ======     ======     ======
      Income taxes                                 $ 23,431     22,704     18,225
                                                     ======     ======     ======

See accompanying notes to financial statements.

                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements

                        December 31, 1995, 1994 and 1993


 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General
       The Lincoln Telephone and Telegraph Company (Lincoln Telephone) is a corporation of which all of the outstanding common stock is owned by Lincoln Telecommunications Company (LTEC). Lincoln Telephone provides local and long-distance telephone service in 22 southeastern counties of Nebraska and cellular telecommunication service in the Lincoln, Nebraska Metropolitan Service Area. Lincoln Telephone maintains its records in accordance with generally accepted accounting principles and with the rules and regulations of the Nebraska Public Service Commission (NPSC) which substantially adheres to rules and regulations of the Federal Communications Commission (FCC).

       Effective December 31, 1995, Lincoln Telephone discontinued accounting for their operations under the provisions of Statement of Financial Accounting Standards No. 71 (FAS 71), Accounting for the Effects of Certain Types of Regulation (see note 2).

     Property and Equipment
       Property and equipment is stated at cost. Replacements and renewals of items considered to be units of property are charged to the property and equipment accounts. Maintenance and repairs of units of property and replacements and renewals of items determined to be less than units of property are charged to expense. Property and equipment retired or otherwise disposed of in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation. Lincoln Telephone capitalizes estimated costs of debt and equity funds used for construction purposes. No significant costs were capitalized during the three years ended December 31, 1995. Depreciation on property and equipment is determined by using the straight-line method based on estimated service and remaining lives.

     Income Taxes
       Lincoln Telephone files a consolidated income tax return with LTEC and LTEC's other subsidiaries. Lincoln Telephone's share of the consolidated tax liability is determined by computing the Lincoln Telephone's liability as if a separate return had been filed.

       Lincoln Telephone adopted FAS 109, Accounting for Income Taxes effective January 1, 1993. The adoption of FAS 109 did not have a significant impact on the statement of earnings in 1993 as the provisions of FAS 71 were applied at that time. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of

                 THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements

 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     Income Taxes, Continued
       existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences
       are expected to be recovered or settled.   Under FAS 109, the effect
       on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes arise primarily from reporting differences for book and tax purposes related to depreciation and postretirement benefits.

       Investment tax credits related to telephone property and equipment were deferred and are being taken into income over the estimated useful lives of such property and equipment.

     Retirement Benefits
       Lincoln Telephone has a non-contributory qualified defined benefit pension plan which covers substantially all employees. Lincoln Telephone also has a qualified defined contribution profit-sharing plan which covers substantially all non-union-eligible employees. Costs of the pension and profit-sharing plans are funded as accrued.

     Revenue Recognition
       Telephone and wireless revenues are recognized when earned and are primarily derived from usage of the Company's local exchange network and facilities. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.

     Statements of Cash Flows
       For purposes of the statements of cash flows, Lincoln Telephone considers all temporary investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents of $13,037,000 and $16,012,000 at December 31, 1995 and 1994, respectively, consist of short-term fixed income securities.

     Reclassifications
       Certain amounts previously reported for prior periods have been reclassified to conform to the current period presentation in the accompanying statements of earnings. The reclassifications had no effect on the results of operations or stockholder's equity as previously reported.

 (2) EXTRAORDINARY ITEM - DISCONTINUANCE OF REGULATORY ACCOUNTING
       PRINCIPLES

     FAS 71 generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs by charging its customers rates prescribed by regulators and that competition will not threaten the recovery of

                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                          Notes to Financial Statements

 (2) EXTRAORDINARY ITEM - DISCONTINUANCE OF REGULATORY ACCOUNTING
       PRINCIPLES, CONTINUED

     those costs. Having achieved price regulation and recognizing potential increased competition, Lincoln Telephone concluded, in the fourth quarter of 1995, that the principles prescribed by FAS 71 were no longer appropriate.

     As a result of Lincoln Telephone's conclusion, a non-cash, extraordinary charge was incurred in December 1995. The following table summarizes the extraordinary charge.

                                                     Pre-tax     After-tax
                                                     (Dollars in thousands)

       Increase to accumulated depreciation        $ 22,069      13,305
       Elimination of net regulatory assets           3,799       3,211
                                                     ------      ------
            Total extraordinary charge             $ 25,868      16,516
                                                     ======      ======

     The increase to accumulated depreciation of approximately $13.3 million after-tax was necessary as the estimated useful lives prescribed by regulators were not appropriate considering the rapid rate of technological change in the telecommunications industry. The increase to accumulated depreciation was determined by performing a study which identified inadequate accumulated depreciation levels by individual asset categories. The estimated useful lives of these individual asset categories were shortened to more closely reflect economically realistic lives.

     On adoption of FAS 109, Accounting for Income Taxes in 1993, adjustments were required to adjust excess deferred tax levels to the currently enacted statutory rates as regulatory liabilities and regulatory assets were recognized on the cumulative amount of tax benefits previously flowed through to ratepayers. These tax-related regulatory assets and liabilities were grossed up for the tax effect anticipated when collected at future rates. At the time the application of FAS 71 was discontinued, the tax-related regulatory assets and regulatory liabilities were eliminated and the related deferred taxes were adjusted to reflect application of FAS 109 consistent with unregulated entities.

 (3) PROPERTY AND EQUIPMENT

     The table on the following page summarizes the property and equipment at December 31, 1995 and 1994.

                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                          Notes to Financial Statements

 (3) PROPERTY AND EQUIPMENT, CONTINUED
                                     1995                  1994
                                         Accumulated           Accumulated
                                         depreciation          depreciation
                                             and                   and
        Classification            Cost   amortization   Cost   amortization
                                          (Dollars in thousands)
      Land                     $   2,783        -        2,772        -
      Buildings                   27,180     11,547     26,159     10,899
      Equipment                  429,968    238,330    410,665    200,706
      Motor vehicles and other
        work equipment            11,413      4,535     10,679      4,153
                                 -------    -------    -------    -------
           Total in service      471,344    254,412    450,275    215,758
      Under construction           5,947        -        6,020        -
                                 -------    -------    -------    -------
                               $ 477,291    254,412    456,295    215,758
                                 =======    =======    =======    =======

     The composite depreciation rate for property and equipment was 7.2% in 1995 and 7.1% in 1994 and 6.5% in 1993. The rate does not include the extraordinary charge in 1995 or the additional non-recurring depreciation recognized in 1994. The large increase in the accumulated depreciation balance in 1995 was due primarily to the discontinuance of applying FAS 71.

     Construction expenditures for 1996 are expected to approximate $42.6 million. Lincoln Telephone anticipates funding construction primarily through operations.

     Due to changes in technology, customer growth, and usage demand for cellular services in their respective markets, Lincoln Telephone installed new cellular telephone systems replacing existing systems serving these markets. The systems became operational in April 1995.

     The implementation of these system upgrades caused the early retirement of certain existing analog equipment prior to the expiration of its anticipated useful life. As a result, in the first quarter 1994, Lincoln Telephone wrote down the value of these assets by approximately $3,398,000. During the fourth quarter of 1994, Lincoln Telephone recognized an additional charge of approximately $363,000 after evaluating updated information. The after-tax impact of these non-recurring non-cash charges to earnings was $2,267,000.

     Substantially all property and equipment, with the exception of motor vehicles, is mortgaged or pledged to secure the first mortgage bonds. Under certain circumstances, as defined in the bond indenture, all assets become subject to the lien of the indenture.

                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements

 (4) TEMPORARY INVESTMENTS

     All of Lincoln Telephone's investments in debt and equity securities are classified as available for sale. Lincoln Telephone does not invest in securities classified as held to maturity or trading securities. The following sets forth certain fair value information.
                                                                  Estimated
                                   Amortized   Gross unrealized    market
            1995                     cost      Gains   Losses       value
                                            (Dollars in thousands)
      Equity securities            $  1,222      36      (43)      1,215
      U. S. Government obligations      502      -        (3)        499
      U. S. Government agency
        obligations                   7,253     120      (52)      7,321
      Corporate debt securities       2,548      30      (72)      2,506
                                     ------     ---      ---      ------
                                   $ 11,525     186      170      11,541
                                     ======     ===      ===      ======
            1994
      Equity securities            $  1,505      -       (89)      1,416
      U. S. Government obligations      505      -       (66)        439
      U. S. Government agency
        obligations                   8,346      42     (131)      8,257
      Corporate debt securities       9,762       4     (454)      9,312
                                     ------     ---      ---      ------
                                   $ 20,118      46     (740)     19,424
                                     ======     ===      ===      ======

     The net unrealized gain (loss) on investments available for sale is not reported separately as a component of stockholder's equity due to its insignificance to the balance sheet at December 31, 1995 and 1994.

     The amortized cost and estimated market value of debt securities at December 31, 1995 and 1994, by contractual maturity, are shown below. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                           1995               1994
                                            Estimated           Estimated
                                  Amortized  Market   Amortized  market
                                    cost     value      cost     value
                                          (Dollars in thousands)
     Due after three months
       through five years       $  6,857     6,953    16,094    15,810
     Due after five years
       through ten years           3,446     3,373     2,519     2,198
                                  ------    ------    ------    ------
                                $ 10,303    10,326    18,613    18,008
                                  ======    ======    ======    ======

                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                          Notes to Financial Statements

 (4) TEMPORARY INVESTMENTS, CONTINUED

     The gross realized gains and losses on the sale of securities were insignificant to the financial statements for the years ended December 31, 1995 and 1994.

 (5) REDEEMABLE PREFERRED STOCK

     Lincoln Telephone has 5% preferred stock with $100 par value per share. The preferred stock is cumulative, non-voting, non-convertible and redeemable solely at Lincoln Telephone's option at $105 per share, for a liquidating amount of $4,724,000, plus accrued dividends. There were 44,991 shares outstanding for each of the years ended December 31, 1995, 1994 and 1993.

 (6) DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

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

     Expenses incurred related to the Plan were approximately $28,700, $30,700 and $24,000 in 1995, 1994 and 1993, respectively.

 (7) LONG-TERM DEBT AND NOTE PAYABLE

     Long-term debt at December 31, 1995 and 1994 consists of 9.91% First Mortgage Bonds of $44 million. The First Mortgage Bonds are due June 1, 2000 with interest payable semi-annually.

     Lincoln Telephone has a variable-rate note payable to a bank with an interest rate of 6.26% at December 31, 1995 that is due in February 1996. The weighted-average interest rate on the note payable was 6.3% and 4.6% for the years ended December 31, 1995 and 1994, respectively.

     The long-term debt agreement and the note payable to bank contain various restrictions including those relating to payment of dividends by Lincoln Telephone to its stockholder (LTEC). In management's opinion, Lincoln Telephone has complied with all such requirements.
     At December 31, 1995, approximately $15.9 million of retained earnings were available for the payment of cash dividends to LTEC under the most restrictive provisions of such agreements.
                                     F-13

                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                          Notes to Financial Statements

 (8) INCOME TAXES

     The components of income taxes from operations before extraordinary item and cumulative effect of change in accounting principle follow:
                                                1995      1994      1993
                                                  (Dollars in thousands)
         Current:
            Federal                           $ 19,130    17,953    14,546
            State                                2,484     4,006     3,217
                                                ------    ------    ------
                                                21,614    21,959    17,763
                                                ------    ------    ------
         Investment tax credits                 (1,136)   (1,060)   (1,360)
                                                ------    ------    ------
         Deferred:
            Federal                             (5,883)   (1,908)      392
            State                                 (942)      (55)      444
                                                ------    ------    ------
                                                (6,825)   (1,963)      836
                                                ------    ------    ------
            Total income tax expense          $ 13,653    18,936    17,239
                                                ======    ======    ======

     The following is a reconciliation between the statutory
     Federal income tax rate and the Company's effective tax rate for each of the years in the three-year period ended December 31, 1995.


                                         1995            1994             1993
                                             % of             % of             % of
                                            pretax           pretax           pretax
                                    Amount  income   Amount  income   Amount  income
                                                 (Dollars in thousands)
     Computed "expected" tax
       expense                    $ 12,592   35.0%  $ 17,187  35.0%  $ 16,079  35.0%
     State income tax expense,
       net of Federal income tax
       benefit                       2,042    5.7      2,568   5.2      2,380   5.2
     Nontaxable interest income       (103)   (.3)      (104)  (.2)       (58)  (.1)
     Amortization of regulatory
       deferred charge               1,914    5.3      1,914   3.9      1,914   4.2
     Amortization of regulatory
       deferred liabilities         (1,790)  (5.0)    (1,891) (3.9)    (2,006) (4.4)
     Amortization of investment tax
       credits                      (1,136)  (3.2)    (1,060) (2.1)    (1,360) (3.0)
     Other                             134     .5        322    .6        290    .6
                                    ------   ----     ------  ----     ------  ----
     Actual income tax expense    $ 13,653   38.0     18,936  38.5%  $ 17,239  37.5%
                                    ======   ====     ======  ====     ======  ====

                                     F-14

                    THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                          Notes to Financial Statements

 (8)  INCOME TAXES, CONTINUED

     The significant components of deferred income tax attributable to income from operations for the year ended December 31, 1995, 1994 and 1993 were as follows:

                                                1995      1994      1993
                                                  (Dollars in thousands)
       Deferred tax expense (benefit)
        (exclusive of the effects of
         amortization below)                 $ (6,949)   (1,986)      928
       Amortization of regulatory
         deferred charges                       1,914     1,914     1,914
       Amortization of regulatory
         deferred liabilities                  (1,790)   (1,891)   (2,006)
                                                -----     -----     -----
                                             $ (6,825)   (1,963)      836
                                                =====     =====     =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented on the below.

                                                         1995      1994
                                                     (Dollars in thousands)
       Deferred tax assets:
          Accumulated postretirement benefit cost      $ 17,493    16,739
          Regulatory deferred liabilities                   -       4,857
          Voluntary early retirement liability            7,697       -
          Other                                           2,686     2,214
                                                         ------    ------
               Total gross deferred tax assets           27,876    23,810
       Less valuation allowance                             -         -
                                                         ------    ------
               Net deferred tax assets                   27,876    23,810
                                                         ------    ------
       Deferred tax liabilities:
          Plant and equipment, principally due to
            depreciation differences                     30,820    38,577
          Regulatory deferred charges                       -       3,527
          Other                                           1,825     1,274
                                                         ------    ------
               Total gross deferred tax liabilities      32,645    43,378
                                                         ------    ------
               Net deferred tax liabilities            $  4,769    19,568
                                                         ======    ======

     As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and Lincoln Telephone's expected taxable income in future years, no valuation allowance for deferred tax assets as of December 31, 1995 and 1994 was necessary.

                    THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                          Notes to Financial Statements

 (9) BENEFIT PLANS

     Lincoln Telephone has a non-contributory defined benefit pension plan covering substantially all employees with at least one year of service. Other companies affiliated with Lincoln Telephone through common ownership also participate in the plan. Annual contributions to the plan are designed to fund current and past service costs as determined by independent actuarial evaluations.

     The net periodic pension credit for all affiliated companies amounted to $1,389,000, $1,570,000 and $690,000 in 1995, 1994 and 1993,
     respectively. The net periodic pension credit is comprised as shown below. The components of pension costs for individual affiliates are not available.

                                                1995      1994      1993
                                                 (Dollars in thousands)
       Service cost - benefits earned
         during the period                   $  3,628     3,479     3,408
       Interest cost on projected benefit
         obligations                            9,286     8,797     8,441
       Actual return on plan assets           (37,696)    1,529   (25,849)
       Amortization and deferrals, net         23,393   (15,375)   13,310
                                               ------    ------    ------
              Net periodic pension cost
               (credit)                      $ (1,389)   (1,570)     (690)
                                               ======    ======    ======
                                                                 Continued)
The table below summarizes the funded status of the pension plan at December 31, 1995 and 1994.

                                                         1995      1994
                                                     (Dollars in thousands)
       Actuarial present value of benefit pension
        obligation:
          Vested                                       $ 131,751   100,817
          Nonvested                                       16,569    15,097
                                                         -------   -------
               Accumulated benefit pension obligation  $ 148,320   115,914
                                                         =======   =======

       Projected benefit pension obligation            $ 164,932   133,108
       Less, plan assets at market value                 207,940   177,196
                                                         -------   -------
               Excess of plan assets over projected
                benefit pension obligation                43,008    44,088
       Unrecognized prior service cost                     7,644     4,888
       Unrecognized net gain                             (57,563)  (34,689)
       Unrecognized net asset being recognized over
        15.74 years                                       (9,655)  (11,088)
                                                         -------    ------
               (Accrued)/prepaid pension cost          $ (16,566)    3,199
                                                          =======   ======

                    THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                          Notes to Financial Statements

 (9) BENEFIT PLANS, CONTINUED

     The assets of the pension plan are invested primarily in marketable equity and fixed income securities and U.S. Government obligations.

     The assumptions used in determining the funded status information and pension expense for the three years ended 1995 were as follows:

            Discount rate                                   7.10%
            Rate of salary progression                      6.00
            Expected long-term rate of return on assets     8.00

     In addition to the defined benefit pension plan, LTEC has a defined contribution profit-sharing plan which covers any non-union-eligible employees of Lincoln Telephone who have completed one year of service. Participants may elect to deposit a maximum of 15% of their wages up to certain limits. Lincoln Telephone matches 25% of the participant's contributions up to 5% of their wages. The profit-sharing plan also has a provision for an employee stock ownership fund, to which Lincoln Telephone has contributed an additional 1.75% of each eligible participant's wage. Lincoln Telephone's matching contributions and employee stock ownership fund contributions are used to acquire common stock of LTEC. Lincoln Telephone's combined contributions totaled $556,300, $550,100, and $521,700 for 1995, 1994 and 1993,
     respectively.

     In July 1995, Lincoln Telephone announced its decision to reduce its operator services work force from 140 to approximately 50 employees by the end of 1995. The remaining work force will handle Lincoln Telephone's long distance operator service needs. Lincoln Telephone offered retirement and separation incentives along with out-placement services to those employees affected by the work force adjustment. As a result, Lincoln Telephone recognized a restructuring charge of $1.5 million. The charge reduced Lincoln Telephone's pension asset by $1.1 million for pension enhancements. The charge included severance payments of approximately $400,000.

     In addition, in November 1995, Lincoln Telephone announced its plans to reduce its existing work force by offering a voluntary early retirement program to eligible employees. The eligible employees are both management and non-management employees. Lincoln Telephone implemented an enhancement to Lincoln Telephone's pension plan by adding five years to both the age and net credited service for eligible employees. The program also provides for the employees to receive a lump-sum payment and a supplemental monthly income payment in addition to their normal pension. As a result of 319 employees accepting this voluntary early retirement offer, Lincoln Telephone recorded a reduction to its pension asset and recognized a restructuring charge of $19.7 million at December 31, 1995. The charge included pension enhancements of $22.7 million and curtailment gains of $3.0 million.

                    THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                          Notes to Financial Statements

(10) POSTRETIREMENT BENEFITS

     Lincoln Telephone sponsors a health care plan that provides postretirement medical benefits and other benefits to employees who meet minimum age and service requirements upon retirement. Currently, substantially all of Lincoln Telephone's employees may become eligible for those benefits if they have 15 years of service with normal or early retirement.

     Lincoln Telephone adopted FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as of January 1, 1993. FAS 106 requires accounting for these benefits during the active employment of the participants. Lincoln Telephone elected to record the accumulated benefit obligation upon adoption. After taxes, this one-time charge amounted to $22,999,000, net of income tax benefit of $15,148,000. Pursuant to FAS 71, a regulatory asset associated with the recognition of the transition obligation was not recorded because of uncertainties as to the timing and extent of recovery given Lincoln Telephone's assessment of its long-term competitive environment.

     The following table presents the plan's status reconciled with amounts recognized in Lincoln Telephone's balance sheet at December 31, 1995 and 1994:
                                                         1995      1994
                                                     (Dollars in thousands)
       Accumulated postretirement benefit
        obligation:
          Retirees                                     $ 29,520    30,872
          Fully eligible active plan participants        11,551    11,508
          Other active plan participants                  9,663     7,276
                                                         ------    ------
                                                         50,734    49,656
       Plan assets at fair value                            -         -
       Unrecognized prior service cost                   (1,633)     (164)
       Unrecognized net loss                             (5,666)   (7,969)
                                                         ------    ------
                Accrued postretirement benefit cost    $ 43,435    41,523
                                                         ======    ======

Net periodic postretirement benefit costs for the years ended December 31, 1995, 1994 and 1993 include the following components:
                                                1995      1994      1993
                                                 (Dollars in thousands)

       Service cost                           $   358       400       284
       Interest cost                            3,862     3,625     3,574
       Net deferral and amortization              206       158       -
                                                -----     -----     -----
       Net periodic postretirement
        benefit costs                         $ 4,426     4,183     3,858
                                                =====     =====     =====

                    THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                          Notes to Financial Statements

(10) POSTRETIREMENT BENEFITS, CONTINUED

     For purposes of measuring the benefit obligation, the following assumptions were used:

                                                         1995      1994

       Discount rate                                      8.0%      8.0%
       Health care cost trend rate                       11.3      11.7

     This health care cost rate of increase was assumed to decrease gradually to 5.5% by the year 2004.

     For purposes of measuring the benefit cost, the following assumptions were used:

                                           1995 and 1994      1993

         Discount rate                          8.0%          9.5%
         Health care cost trend rate           11.7          12.0

     This health care cost rate of increase was assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one percentage point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost by approximately $375,000 and increase the accumulated postretirement benefit obligation by approximately $4.5 million.

(11) STOCK AND INCENTIVE PLAN

     LTEC has adopted a stock and incentive plan which provides for the award of short-term incentives (payable in cash or restricted stock), stock options, stock appreciation rights or restricted stock to certain officers and key employees of Lincoln Telephone and its affiliates conditioned upon LTEC and its subsidiaries attaining certain performance goals.

     Under the plan, options may be granted for a term not to exceed ten years from date of grant. The option price is the fair market value of the shares on the date of grant. Such exercise price was $11.50 for the 1990 options, $12.75 for the 1992 options and $16.50 for the 1995 options. The exercise price of a stock option may be paid in cash, shares of LTEC common stock or a combination of cash and shares.

                 THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements

(11) STOCK AND INCENTIVE PLAN, CONTINUED

     Stock option activity under the plan is summarized below:

                                                1995      1994      1993
         Outstanding at January 1              100,150   110,650   176,000
         Granted                                53,450       -         -
         Exercised                              (3,100)  (10,500)  (65,350)
         Canceled                               (4,088)      -         -
                                               -------   -------   -------
         Outstanding at December 31            146,412   100,150   110,650
                                               =======   =======   =======
         Exercisable at December 31             98,412    32,150    42,650
                                               =======   =======   =======

     LTEC paid a 100% stock dividend to stockholders of record on December 27, 1993. Share and per share information pertaining to LTEC has been retroactively adjusted to give effect to the stock dividend.

     The plan also provides for the granting of stock appreciation rights
     (SARs) to holders of options, in lieu of stock options, upon lapse of stock options or independent of stock options. Such rights offer optionees the alternative of electing not to exercise the related stock option, but to receive instead an amount in cash, stock or a combination of cash and stock equivalent to the difference between the option price and the fair market value of shares of LTEC stock on the date the SAR is exercised. No SARs have been issued under the plan.

     In addition, 10,836 shares, 11,323 shares and 16,002 shares of restricted stock were awarded from stock purchased on the open market by LTEC during 1995, 1994 and 1993, respectively. Recipients of the restricted stock are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of the shares for two years subsequent to issuance unless employment is terminated earlier due to death, disability or retirement.

     Amounts charged against 1995, 1994 and 1993 net income for cash and restricted stock awards were $307,000 $297,000 and $374,000, respectively. Pursuant to the plan, 2,000,000 shares of LTEC common stock are reserved for issuance under this plan.

(12) RELATED PARTY TRANSACTIONS

     Lincoln Telephone had sales to LinTel Systems, Inc., a subsidiary of LTEC, for access and billing services of approximately $4,342,000 in 1995, $5,165,000 in 1994 and $5,463,000 in 1993.

                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                       Notes to Financial Statements

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED), CONTINUED
                                 First   Second    Third   Fourth
            1995                quarter  quarter  quarter  quarter  Total
                                        (Dollars in thousands)
     Operating revenues       $ 44,847   45,382   46,701   46,373  183,303
                                ======   ======   ======   ======  =======
     Income (loss) before
      extraordinary item      $  7,583    8,394    8,379   (2,301)  22,325
     Extraordinary item             -       -        -    (16,516) (16,516)
                                ------   ------   ------   ------   ------
           Net income (loss)  $  7,853    8,394    8,379  (18,817)   5,809
                                ======   ======   ======   ======   ======

            1994

     Operating revenues       $ 42,670   43,210   44,244   44,432  174,556
                                ======   ======   ======   ======  =======
     Net income (loss)        $  5,273    7,883    8,423    8,590   30,169
                                ======   ======   ======   ======  =======

     Certain amounts previously reported for prior quarters have been reclassified to conform to the fourth quarter 1995 financial information. The reclassifications had no effect on the results of operation as previously reported.

     During the fourth quarter 1995, Lincoln Telephone recognized a restructuring charge of $19.7 million. The charge had the effect of reducing net income by $11.9 million for the quarter ended December 31, 1995.

(14) MAJOR CUSTOMERS

     Lincoln Telephone derives significant revenues from AT&T principally from network access and billing and collecting service. For the years ended 1995, 1994 and 1993, Lincoln Telephone recognized revenue of $27,808,000, $29,680,000 and $29,937,000, respectively. This represented approximately 15.2%, 17.0% and 18.3% of revenues for the years ended 1995, 1994 and 1993, respectively. No other customer accounted for more than 10% of revenues.

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and Cash Equivalents, Investments and Other
     Assets, Receivables and Accounts Payable
       The carrying amount approximates fair value because of the short maturity of these instruments.

     Temporary Investments
       The fair values of Lincoln Telephone's marketable investment securities are based on quoted market prices. See note 4 for the estimated fair value of temporary investments.
                                     F-21

                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                         Notes to Financial Statements

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

     Long-Term Debt
       The fair value of Lincoln Telephone's long-term debt instrument is based on the amount of future cash flows associated with the instrument discounted using Lincoln Telephone's current borrowing rate on similar debt instruments of comparable maturity. The long-term debt has a carrying value of $44 million at December 31, 1995 and 1994 and an estimated fair value of $51.2 million and $46.7 million at December 31, 1995 and 1994, respectively.

     Limitations
       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

KPMG











                             THE LINCOLN TELEPHONE
                             AND TELEGRAPH COMPANY

                   Independent Auditors' Report and Schedule
                  Form 10-K Securities and Exchange Commission

                        December 31, 1995, 1994 and 1993

                  (With Independent Auditors' Report Thereon)

                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                            Index to Schedule Filed


                                                                   Schedule

Independent Auditors' Report

Valuation and Qualifying Accounts - Years ended December 31,
   1995, 1994 and 1993                                                II


All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the financial statements and notes thereto.

KPMG Peat Marwick LLP
233 South 13th Street, Suite 1600
Lincoln, NE  68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE  68102


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
The Lincoln Telephone and Telegraph Company:


Under date of February 2, 1996, we reported on the balance sheets of The Lincoln Telephone and Telegraph Company as of December 31, 1995 and 1994, and the related statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1995. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




Lincoln, Nebraska
February 2, 1996

                                                                Schedule II


                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1995, 1994 and 1993


                                            Additions   Deductions
                                Balance at  charged to     from     Balance
                                beginning   costs and    allowance   at end
            Description           of year    expenses      (note)   of year
                                             (Dollars in thousands)

Year ended December 31, 1995,
   Allowance deducted from asset
   accounts, allowance for
   doubtful receivables            $ 192        684        721       155
                                     ===        ===        ===       ===

Year ended December 31, 1994,
   Allowance deducted from asset
   accounts, allowance for
   doubtful receivables            $  94        480        382       192
                                     ===        ===        ===       ===

Year ended December 31, 1993,
   Allowance deducted from asset
   accounts, allowance for
   doubtful receivables            $ 105        440        451        94
                                     ===        ===        ===       ===


Note: Customers' accounts written-off, net of recoveries.