Form 10-Q
period 1996-03-31
LINCOLN TELEPHONE & TELEGRAPH CO
filed 1996-05-15
CIK 59584

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                   ----------------------------------------

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---              THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1996

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


       Class of Common Stock              Outstanding at March 31, 1996
         $3.125 par value                            1,000 Shares

                  PART I - FINANCIAL INFORMATION

            THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY


The following financial statements of The Lincoln Telephone and Telegraph Company (LT&T) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the 1995 Annual Report on Form 10-K, which are incorporated by reference.

Item 1 - Financial Statements

                    THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                                   BALANCE SHEETS

                                                Mar. 31, 1996    Dec. 31, 1995
                                                  (Unaudited)       (Audited)
                                                    (Dollars in Thousands)
ASSETS
Current assets                                      $ 54,589        $ 61,216

Property and equipment less accumulated
  depreciation and amortization                      220,937         222,879

Investments and other assets                             461             339

Deferred charges                                      11,021           9,180
                                                    --------        --------

       Total assets                                 $287,008        $293,614
                                                    ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

    Note(s) payable to bank(s)                      $    --         $  8,000

    Accounts payable and accrued liabilities          55,765          57,242
                                                    --------        --------

       Total current liabilities                      55,765          65,242
                                                    --------        --------

Deferred credits and other long-term liabilities      60,742          59,729
                                                    --------        --------

Long-term debt                                        44,000          44,000
                                                    --------        --------

Preferred stock, 5%, redeemable                        4,499           4,499
                                                    --------        --------

Stockholder's equity                                 122,002         120,144
                                                    --------        --------

       Total liabilities and stockholder's equity   $287,008        $293,614
                                                    ========        ========

                    THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                              STATEMENTS OF EARNINGS *
                                    (UNAUDITED)

                                                       Three Months Ended
                                                March 31, 1996  March 31, 1995
                                                     (Dollars in Thousands)
Operating revenues:
  Telephone revenues:
    Local network services                           $ 18,448        $ 17,514
    Access services                                    14,070          13,197
    Long distance services                              3,245           3,296
    Other wireline communications services              6,216           5,812
                                                      -------         -------
          Total telephone revenues                     41,979          39,819
                                                      -------         -------
  Wireless communications services                      4,053           3,159
  Telephone equipment sales and services                1,738           1,869
                                                      -------         -------
          Total operating revenues                     47,770          44,847
                                                      -------         -------
Operating expenses:
    Depreciation                                        9,103           7,940
    Other operating expenses                           23,444          22,154
    Taxes, other than payroll and income                  796             856
                                                      -------         -------
          Total operating expenses                     33,343          30,950
                                                      -------         -------
          Operating income                             14,427          13,897
                                                      -------         -------
Non-operating income and expense:
    Income from interest and other investments            669             460
    Interest expense and other deductions               1,454           1,595
                                                      -------         -------
          Net non-operating expense                       785           1,135
                                                      -------         -------
          Income before income taxes                   13,642          12,762
Income taxes                                            5,228           4,909
                                                      -------         -------
          Net income                                    8,414           7,853
Preferred dividends                                        56              56
                                                      -------         -------
          Earnings available for common shares        $ 8,358         $ 7,797
                                                       ======         =======

*Certain reclassifications have been made to the historical statements of earnings to conform to the current presentation.

                    THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                        Three Months Ended
                                                   Mar. 31, 1996  Mar. 31, 1995
                                                       (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                          $  8,414      $  7,853
                                                       --------      --------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                       9,111         7,948
      Deferred income taxes                               1,224            55
      Changes in assets and liabilities resulting
       from operating activities:
          Receivables                                     3,645         1,473
          Other assets                                     (574)          100
          Accounts payable and accrued expenses          (5,382)        1,185
          Other liabilities                               3,694         3,554
                                                       --------      --------
                 Total adjustments                       11,718        14,315
                                                       --------      --------
                 Net cash provided by operating
                  activities                             20,132        22,168
                                                       --------      --------
Cash flows from investing activities:
   Expenditures for property and equipment              (7,147)       (13,220)
   Net salvage on retirements                              (13)          (118)
                                                       --------      --------
                 Net capital additions                  (7,160)       (13,338)
   Purchases and sales of investments and other
    assets, net                                           (123)          (347)
   Purchases of temporary investments                   (1,667)          (437)
   Maturities and sales of temporary investments         2,010          1,660
                                                       --------      --------
                 Net cash used for investing
                  activities                            (6,940)       (12,462)
                                                       --------      --------
Cash flows used for financing activities:
   Dividends to stockholders                            (6,556)        (5,556)
   Payments on note payable to bank                     (8,000)        (3,000)
                                                       --------      --------
                 Net cash used in financing
                  activities                           (14,556)        (8,556)
                                                       --------      --------
Net increase (decrease) in cash and cash equivalents    (1,364)         1,150
Cash and cash equivalents, beginning of year            13,496         17,270
                                                       --------      --------
Cash and cash equivalents, end of quarter              $12,132        $18,420
                                                       =======        =======

(Continued on following page)

                    THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                          STATEMENTS OF CASH FLOWS (CONT'D)
                                   (UNAUDITED)

                                                        Three Months Ended
                                                   Mar. 31, 1996  Mar. 31, 1995
                                                       (Dollars in Thousands)


Supplemental disclosure of cash flow information:
   Interest paid                                       $    99        $   273
                                                       =======        =======
   Income taxes paid                                   $   --         $ 1,393
                                                       =======        =======


                 THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                       NOTES TO FINANCIAL STATEMENTS

(1) Business

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

The Telecommunications Act of 1996 was signed into effect in February 1996. The bill facilitates the entry of new competitors into the local exchange market by allowing companies to purchase and resell Local Exchange Carrier
(LEC) services, by requiring companies to unbundle their networks, and by requiring LEC's to negotiate interconnection agreements with companies who want connection to LEC networks. However, the Telecommunications Act of 1996 also provides opportunities for the Company, such as entry into the cable television market, and entry into new geographic markets with either a full range of services or selected services to niche markets.

(2) Prior Year Accounting Changes

Financial Accounting Standard (FAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs by charging its customers rates prescribed by regulators and that competition will not threaten the recovery of those costs. Having achieved price regulation and recognizing potential increased competition, the Company concluded, in the fourth quarter of 1995, that the principles prescribed by FAS 71 were no longer appropriate. As a result, a non-cash, extraordinary charge of $16,516,000, net of an income tax benefit of $9,352,000, was incurred by the Company in December 1995.

On adoption of FAS 109, "Accounting for Income Taxes," in 1993, adjustments were required to adjust excess deferred tax levels to the currently enacted statutory rates as regulatory liabilities and regulatory assets were recognized on the cumulative amount of tax benefits previously flowed through to ratepayers. These tax-related regulatory assets and liabilities were grossed up for the tax effect anticipated when collected at future rates. At the time the application of FAS 71 was discontinued, the tax-related regulatory assets and regulatory liabilities were eliminated and the related deferred taxes were adjusted to reflect application of FAS 109 consistent with unregulated entities.

(3) Cellular Activities

The Company's wireless services include cellular operations and wide area paging services. The Company operates a cellular telecommunications system in the Lincoln, Nebraska, MSA, and manages the limited partnership which is the license holder for Iowa Rural Statistical Area (RSA) 1 which serves the southwestern six counties of Iowa. In recent years, the Company has expanded its wireless operations considerably. The Company also sells cellular equipment.

The proportionate data summarized below reflects the Company's managed cellular operations.

          Supplemental Proportionate Data for Cellular Properties
                                 First Quarter
                            (dollars in thousands)

                                        Lincoln MSA        Iowa RSA 1

Acquisition Date (1)                   April 23, 1987     June 30, 1989
Percent Ownership                           100.0             11.8 (2)

POPs                       1996           221,000            7,198
                           1995           221,000            7,198
                           1994           221,000            7,316

Customer Lines             1996            31,506              361
                           1995            22,469              254
                           1994            14,680              155

     (1) The date the Company's operating license was granted in the case of the Lincoln MSA, and the date of the Company's initial acquisition of an interest in Iowa RSA 1.

     (2) The Company has an 11.8% ownership interest in Iowa RSA 1. The Company performs management services under a contract with Iowa RSA 1.

(4) Restructuring Charges and Work Force Reduction

In 1995, the Company reduced its operator service work force from 140 to approximately 50 employees. The current work force handles the Company's long distance operator service needs. The Company offered retirement and separation incentives along with out-placement services to those employees affected by the work force adjustment. These actions resulted in a pre-tax non-recurring charge of $1,555,000 or $937,000 after the income tax effect, reducing 1995 earnings per share by $0.03. Savings resulting from new procedures are expected to offset this non-recurring charge within two years.

In addition, in November 1995, the Company announced its plans to reduce its existing work force by offering a voluntary early retirement program to eligible employees. The eligible employees are both management and non-management employees who are employed by the Company. The Company implemented an enhancement to the Company's pension plan by adding five years to both the age and net credited service for eligible employees. The program also provides for the employees to receive a lump-sum payment and a supplemental monthly income payment in addition to their normal pension.
As a result of 319 employees accepting this voluntary early retirement offer, the Company recorded a reduction to its pension asset and recognized a restructuring charge of $19.7 million at December 31, 1995.

(5) Income Taxes

Total income tax expense for the three-month periods ended March 31, 1996 and 1995 was $5,228,000 and $4,909,000, respectively, and was comprised solely of income taxes on income from continuing operations. Income tax expense (benefit) attributable to income from continuing operations for the three-month periods ended March 31, 1996 and 1995 consists of the following:

                                      Three Months Ended March 31,
                                        1996             1995
                                     ------------     ------------
  Current
    U.S. Federal                     $ 3,756,000      $ 4,175,000
    State and local                      876,000          932,000
                                     ------------     ------------
  Total current tax expense            4,632,000        5,107,000
  Deferred
    U.S. Federal                         676,000           (5,000)
    State and local                      111,000           91,000
                                     ------------     ------------
  Total deferred tax expense             787,000           86,000
  Investment tax credits                (191,000)        (284,000)
                                     ------------     ------------
  Total income tax expense           $ 5,228,000      $ 4,909,000
                                     ============     ============

Income tax expense differed from the amounts computed by applying the U. S. Federal income tax rate of 35 percent to pretax income from continuing operations as stated in the following:

                                      Three Months Ended March 31,
                                        1996             1995
                                     ------------    -------------
  Computed "expected" tax
    expense                          $ 4,775,000     $ 4,467,000
Increase (reduction) in
    income taxes resulting from:
    State and local taxes, net
       of Federal tax benefit            641,000         665,000
    Non-taxable interest income          (53,000)        (28,000)
    Amortization of regulatory
      deferred charges                         0         479,000
    Amortization of regulatory
      deferred liabilities                     0        (448,000)
    Amortization of investment
      tax credits                       (191,000)       (284,000)
    Other, net                            56,000          58,000
                                     ------------    ------------
    Total income tax expense         $ 5,228,000     $ 4,909,000
                                     ============    ============

The significant components of deferred income tax expense attributable to income from continuing operations for the three-month periods ended March 31, 1996 and 1995 were the following:

                                     Three Months Ended March 31,
                                        1996             1995
                                     ------------    -------------
  Deferred tax expense                 $ 787,000       $  55,000
  Amortization of regulatory
    deferred charges                           0         479,000
  Amortization of regulatory
    deferred liabilities                       0        (448,000)
                                     -----------     ------------
  Total deferred tax expense           $ 787,000       $  86,000
                                       ==========      ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 and December 31, 1995 are presented in the following:

                                   March 31, 1996  December 31, 1995
                                   --------------  -----------------
  Deferred tax assets:
    Accumulated post-retirement
      benefit cost                   $17,723,000     $17,493,000
    Voluntary Early Retirement
      Program                          6,974,000       7,697,000
    Other                              2,078,000       2,686,000
                                    -------------   -------------
       Total gross deferred tax
         assets                       26,775,000      27,876,000
       Less valuation allowance               --              --
                                    -------------   -------------
       Net deferred tax assets       $26,775,000     $27,876,000
                                    =============   =============
  Deferred tax liabilities:
    Plant and equipment,
      principally due to
      depreciation differences       $31,351,000     $30,820,000
    Other                              1,416,000       1,825,000
                                   --------------   -------------
       Total gross deferred tax
         liabilities                  32,767,000      32,645,000
                                   --------------   -------------
       Net deferred tax
         liabilities                 $ 5,992,000     $ 4,769,000
                                    =============   =============

As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and the Company's expected taxable income in future years, no valuation allowance for deferred tax assets is expected for 1996.

(6) Postretirement Benefits

In addition to the Company's defined benefit pension plan, the Company sponsors a health care plan (Plan) that provides postretirement medical and other benefits to employees who meet minimum age and service requirements upon retirement.

The following table presents the Plan's status reconciled with amounts recognized in the Company's balance sheet at December 31, 1995:

Accumulated Postretirement Benefit Obligation:

    Retirees                                        $29,520,000
    Active plan participants - fully eligible        11,551,000
    Active plan participants - other                  9,663,000
                                                    ------------
                                                     50,734,000

    Unrecognized prior service cost                  (1,633,000)
    Unrecognized net loss                            (5,666,000)
                                                    ------------
    Accrued postretirement benefit costs            $43,435,000
                                                    ============

For purposes of measuring the benefit obligation, a discount rate of 8.0% and an 11.3% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1995. The projected rates for 1996 are 8.0% and 11.3%, respectively. The health care cost trend rate of increase was assumed to decrease gradually to 5.5% by the year 2004.

The Company has not designated any assets to fund Plan obligations. Net periodic postretirement benefit costs for the three-month periods ended March 31, 1996 and 1995 include the following components:

                                      Three Months Ended March 31,
                                        1996             1995
                                     ------------    -------------
  Service cost                       $   115,000     $    89,000
  Interest cost                          990,000         965,000
  Unrecognized prior service cost         27,000           3,000
  Amortization of unrecognized loss        8,000          49,000
                                    -------------    ------------
  Net periodic postretirement
    benefit costs                    $ 1,140,000     $ 1,106,000
                                    -------------   -------------

For purposes of measuring the benefit cost, a discount rate of 8.0% and an 11.7% annual rate of increase in the health care cost trend rate was assumed for 1996, 8.0% and 11.7% for 1995. This health care cost trend rate of increase was assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported.

(7) Temporary Investments

The Company applies the provisions of Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

FAS No. 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to FAS No. 115, the Company has classified all of its investments as "available for sale" at March 31, 1996 and 1995. This information is summarized as follows:

                                          March 31, 1996
                          --------------------------------------------
                                                              Estimated
                            Amortized     Gross   Unrealized    Market
                               Cost       Gains     Losses      Value
                            ---------     -----   ----------  ---------
Equity Securities         $ 1,222,000    44,000    (33,000)   1,233,000
U.S. Government
  obligations               1,413,000     1,000    (31,000)   1,383,000
U.S. Government agency
  obligations               5,684,000    79,000   (100,000)   5,663,000
Corporate debt
  securities                2,846,000    11,000   (150,000)   2,707,000
                          -----------   -------   ---------  ----------
                          $11,165,000   135,000   (314,000)  10,986,000
                          ===========   =======   =========  ===========

                                          March 31, 1995
                          --------------------------------------------
                                                              Estimated
                            Amortized     Gross   Unrealized    Market
                               Cost       Gains     Losses      Value
                            ---------     -----   ----------  ---------
Equity Securities         $ 1,275,000     1,000    (61,000)   1,215,000
U.S. Government
  obligations                 507,000        --    (48,000)     459,000
U.S. Government agency
  obligations               8,451,000    94,000   (125,000)   8,420,000
Corporate debt
  securities                8,706,000    44,000   (421,000)   8,329,000
                          -----------   -------   ---------  ----------
                          $18,939,000   139,000   (655,000)  18,423,000
                          ===========   =======   =========  ===========

The net unrealized loss on investments available for sale is not reported separately as a component of stockholders' equity due to its insignificance to the balance sheet at March 31, 1996 and 1995.

The amortized cost and estimated market value of debt securities at March 31, 1996 and 1995, by contractual maturity, are shown in the following table. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             March 31, 1996
                                       -------------------------
                                                       Estimated
                                       Amortized        Market
                                         Cost            Value
                                       ---------       ---------
Due after three months through
  five years                         $ 7,811,000     $ 7,687,000
Due after five years through
  ten years                            2,132,000       2,066,000
                                     -----------     -----------
                                     $ 9,943,000     $ 9,753,000
                                     ===========     ===========

                                             March 31, 1995
                                       -------------------------
                                                       Estimated
                                       Amortized        Market
                                         Cost            Value
                                       ---------       ---------
Due after three months through
  five years                         $15,230,000     $15,090,000
Due after five years through
  ten years                            2,434,000       2,118,000
                                     -----------     -----------
                                     $17,664,000     $17,208,000
                                     ===========     ===========

The gross realized gains and losses on the sale of securities were insignificant to the financial statements for the quarters ended March 31, 1996 and 1995. The Company does not invest in securities classified as held to maturity or traded securities.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Total capital additions to telephone plant for 1996 are projected to be $42,575,000. During the three-month periods ended March 31, 1996 and 1995, cash provided by operating activities, less dividends paid, exceeded capital additions.

No long-term borrowings are anticipated for the balance of 1996.

Results of Operations

Revenues

                                             First Quarter 1996
                                             Increase (Decrease)
                                                 Over First
                                                Quarter 1995
                                             -------------------
Operating revenues:
  Telephone revenues:
    Local network services                           5.3%
    Access services                                  6.6%
    Long distance services                          (1.5%)
    Other wireline communications
     services                                        6.9%
        Total telephone revenues                     5.4%
  Wireless communications services                  28.3%
  Telephone equipment sales
   and services                                     (7.0%)
        Total operating revenues                     6.5%

All comparisons hereinafter made are of the first quarter for 1996 with the same period in 1995. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $934,000 (5.3%). Basic local services revenue increased $620,000 (4.9%) led by strong growth in small business, PBX and residence services revenue for the three-month period. Landline access lines in service grew by 7,532 (3.0%) from March 31, 1995. Expanded area services revenue increased $282,000 (15.9%) due to increased usage.

Access services revenue increased $873,000 (6.6%). Overall minutes of use increased 8.7%.

Other wireline communications services, consisting of directory advertising and sales carrier billing and collections, data communications, and miscellaneous items, increased $404,000 (6.9%).

Wireless communications services revenues increased $894,000 (28.3%) for the first quarter when compared to 1995, and the number of cellular customers increased 9,037 (40.2%).

Total operating revenues increased $2,923,000 (6.5%) for the three-month period ended March 31, 1996 over the same period in 1995.

Operating Expenses
                                          First Quarter 1996
                                          Increase (Decrease)
                                              Over First
                                             Quarter 1995
                                          -------------------

Depreciation                                    14.6%
Other operating expenses                         5.8%
Taxes, other than payroll
  and income                                    (7.0%)
    Total operating expenses                     7.7%

All comparisons hereinafter made are of the first quarter for 1996 with the same period in 1995. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Depreciation increased $1,163,000 (14.6%) for the three-month period ended March 31, 1996 over the same period in 1995. As a result of discontinuance of FAS 71 in December 1995, depreciation expense for the Company is now based on estimated economic useful lives rather than those prescribed by regulatory commissions, causing an increase in depreciation of $668,000.

Total operating expenses increased $2,393,000 (7.7%) for the three-month period.

Non-Operating Income (Expense)

                                         First Quarter 1996
                                         Increase (Decrease)
                                             Over First
                                            Quarter 1995
                                         -------------------
Income from interest and
  other investments                             45.4%
Interest expense and other
  deductions                                    (8.8%)
    Net non-operating expenses                 (30.8%)


Income from interest and other investments increased $209,000 (45.4%).
This was due to two factors: 1) a gain of $287,000 was recognized on the sale of some long-held common stock; and (2) other investments were used to pay off notes payable, causing a decrease in income from that source.

Interest expense and other deductions decreased slightly $141,000 (8.8%) for the first quarter when compared to 1995.

Income Taxes

Income taxes increased $319,000 (6.5%) for the three-month period over the same period in 1995. The increase is primarily due to increased income. For a detailed explanation of the increase, see the first table under Item I, Part (5), Income Taxes.

                   PART II - OTHER INFORMATION


Item 1-4  -  Not applicable

Item 5    -  Labor Agreements

             New three-year agreements between LT&T and the Communications Workers of America (CWA) became effective on October 16, 1995. The agreement included a general wage increase of 10.9% over the three-year period ending October 15, 1998.

Item 6     - a)  Not applicable

             b) During the quarter ended March 31, 1996, the Registrant did not file a Form 8-K.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        The Lincoln Telephone and Telegraph Company
                                          (Registrant)





       May 15, 1996
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





       May 15, 1996
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer

                                                                   Form 10-Q
                              Exhibit Index

Exhibit                Title                                        Page No.

27       Financial Data Schedule