Form 10-Q
period 1996-06-30
LINCOLN TELEPHONE & TELEGRAPH CO
filed 1996-08-14
CIK 59584

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                   ----------------------------------------

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---              THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1996

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


       Class of Common Stock              Outstanding at June 30, 1996
         $3.125 par value                            1,000 Shares

                  PART I - FINANCIAL INFORMATION

            THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY


The following financial statements of The Lincoln Telephone and Telegraph Company (LT&T) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the 1995 Annual Report on Form 10-K and in this year's prior Quarterly Report on Form 10-Q, which are incorporated by reference.

Item 1 - Financial Statements

                    THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                                   BALANCE SHEET

                                                June 30, 1996    Dec. 31, 1995
                                                 (Unaudited)       (Audited)
                                                    (Dollars in Thousands)
ASSETS
Current assets                                      $ 57,412        $ 61,216

Property and equipment less accumulated
   depreciation and amortization                     217,992         222,879

Investments and other assets                             612             339

Deferred charges                                      10,597           9,180
                                                    --------        --------

       Total assets                                 $286,613        $293,614
                                                    ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

    Notes payable to banks                          $    --         $  8,000

    Accounts payable and accrued liabilities          52,176          57,242
                                                    --------        --------

       Total current liabilities                      52,176          65,242

Deferred credits and other long-term liabilities      61,008          59,729

Long-term debt                                        44,000          44,000

Preferred stock, 5%, redeemable                        4,499           4,499

Stockholder's equity                                 124,930         120,144
                                                    --------        --------

       Total liabilities and stockholder's equity   $286,613        $293,614
                                                    ========        ========


                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)


                                     Three Months Ended     Six Months Ended
                                     June 30,   June 30,   June 30,   June 30,
                                      1996       1995       1996       1995
                                              (Dollars in Thousands)
Operating revenues:*
   Telephone revenues:
      Local network services         $18,616    $17,764    $37,064    $35,322
      Access services                 14,375     12,865     28,445     26,063
      Long distance services           3,005      3,356      6,250      6,647
      Other wireline communications
       services                        6,421      5,884     12,637     11,656
                                     -------    -------    -------    -------
         Total telephone revenues     42,417     39,869     84,396     79,688
   Wireless communications services    4,634      3,502      8,687      6,661
   Telephone equipment sales and
    services                           1,728      2,011      3,466      3,880
                                     -------    -------    -------    -------
         Total operating revenues     48,779     45,382     96,549     90,229
                                     -------    -------    -------    -------

Operating expenses:*
   Depreciation                        9,194      8,187     18,297     16,127
   Other operating expenses           22,548     21,619     45,992     43,773
   Taxes, other than payroll
    and income                           811        818      1,607      1,674
                                     -------    -------    -------    -------
      Total operating expenses        32,553     30,624     65,896     61,574
                                     -------    -------    -------    -------
      Operating income                16,226     14,758     30,653     28,655
                                     -------    -------    -------    -------

Non-operating income and expense:
   Income from interest and other
    investments                          403        397      1,072        857
   Interest expense and other
    deductions                         1,270      1,499      2,724      3,094
                                     -------    -------    -------    -------
      Net non-operating expense          867      1,102      1,652      2,237
                                     -------    -------    -------    -------
      Income before income taxes      15,359     13,656     29,001     26,418
Income taxes                           5,874      5,262     11,102     10,171
                                     -------    -------    -------    -------

(Continued on following page)


                   THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                          STATEMENT OF EARNINGS (Cont'd)
                                   (UNAUDITED)


                                     Three Months Ended     Six Months Ended
                                     June 30,   June 30,   June 30,   June 30,
                                      1996       1995       1996       1995
                                             (Dollars in Thousands)

      Net income                       9,485      8,394     17,899     16,247

Preferred dividends                       56         56        112        112
                                     -------    -------    -------    -------
      Earnings available for
       common shares                   9,429      8,338     17,787     16,135
                                     =======    =======    =======    =======


 *Certain reclassifications have been made to the historical consolidated statements of earnings to conform to the current presentation.

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                             STATEMENT OF CASH FLOWS*
                                   (UNAUDITED)

                                                         Six Months Ended
                                                  June 30, 1996  June 30, 1995
                                                      (Dollars in Thousands)
Cash flows from operating activities:
Net income                                            $ 17,899      $ 16,247
                                                      --------      --------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                     18,313        16,142
      Deferred income taxes                              2,163            31
      Changes in assets and liabilities resulting
       from operating activities:
          Receivables                                    2,902        (2,460)
          Other assets                                    (403)       (1,652)
          Accounts payable and accrued expenses         (6,543)       (4,223)
          Other liabilities                                592          (291)
                                                      --------      --------
                 Total adjustments                      17,024         7,547
                                                      --------      --------
                 Net cash provided by operating
                  activities                            34,923        23,794
                                                      --------      --------
Cash flows from investing activities:
   Expenditures for property and equipment             (13,488)      (21,799)
   Net salvage on retirements                               77           267
                                                      --------      --------
                 Net capital additions                 (13,411)      (21,532)
   Purchases and sales of investments and other
    assets, net                                           (275)         (695)
   Purchases of temporary investments                   (3,596)         (284)
   Maturities and sales of temporary investments         4,935         9,249
                                                       --------     --------
                 Net cash used for investing
                  activities                           (12,347)      (13,262)
                                                       --------     --------
Cash flows used for financing activities:
   Dividends to stockholders                           (13,112)      (11,612)
   Payments on note payable to bank                     (8,000)       (5,000)
                                                       --------     --------
                 Net cash used in financing
                  activities                           (21,112)      (16,612)
                                                       --------     --------
Net increase/(decrease) in cash and cash equivalents     1,464        (6,080)
Cash and cash equivalents, beginning of year            13,496        17,270
                                                      --------     --------

Cash and cash equivalents, end of quarter              $14,960       $11,190
                                                       =======       =======

(Continued on following page)
                                     -5-

                  THE LINCOLN TELEPHONE AND TELEGRAPH COMPANY
                        STATEMENT OF CASH FLOWS (Cont'd)*
                                 (UNAUDITED)

                                                         Six Months Ended
                                                  June 30, 1996  June 30, 1995
                                                      (Dollars in Thousands)


Supplemental disclosure of cash flow information:
   Interest paid                                      $ 2,293        $ 2,701
                                                      =======        =======
   Income taxes paid                                  $ 7,705        $11,563
                                                      =======        =======

* Certain reclassifications have been made to the historical consolidated statements of cash flows to conform to the current presentation.

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

The Telecommunications Act of 1996 was signed into effect in February 1996. The bill facilitates the entry of new competitors into the local exchange market by allowing companies to purchase and resell Local Exchange Carrier
(LEC) services, by requiring companies to unbundle their networks, and by requiring LEC's to negotiate interconnection agreements with companies who want connection to LEC networks. The Company has not received a bona fide request to negotiate an agreement for resale, unbundled network elements or interconnection at this time. In addition, the Company may apply to the Nebraska Public Service Commission (NPSC) for a waiver or modification of the requirements listed previously. The Company is currently examining the opportunities for filing such a request. The Telecommunications Act of 1996 also provides opportunities for the Company, such as entry into the cable television market, and entry into new geographic markets with either a full range of services or selected services to niche markets.

(2) Prior Year Accounting Changes

Financial Accounting Standard (FAS) 71, "Accounting for the Effects of Certain Types of Regulation," generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs by charging its customers rates prescribed by regulators and that competition will not threaten the recovery of those costs. Having achieved price regulation and recognizing potential increased competition, the Company concluded, in the fourth quarter of 1995, that the principles prescribed by FAS 71 were no longer appropriate. As a result, a non-cash, extraordinary charge of $16,516,000, net of an income tax benefit of $9,352,000, was incurred by the Company in December 1995.

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

(3) Cellular Activities

The Company's wireless services include cellular operations and wide area paging services. The Company operates a cellular telecommunications system in the Lincoln, Nebraska, MSA. In recent years, the Company has expanded its wireless operations considerably. The Company also sells cellular equipment.

The data summarized below reflects the Company's cellular operations.

     Supplemental Data for Lincoln MSA Cellular Operations
                         Second Quarter

                                                Lincoln MSA

Acquisition Date (1)                           April 23, 1987
Percent Ownership                                   100.0

POPs (potential subscribers)         1996          221,000
                                     1995          221,000
                                     1994          221,000

Customer Lines                       1996           34,092
                                     1995           24,556
                                     1994           16,263

(1) The date the Company's operating license was granted in the Lincoln MSA.

(4) Restructuring Charges and Work Force Reduction

In 1995, the Company reduced its operator services work force from 140 to approximately 50 employees. The current work force handles the Company's long distance operator service needs. The Company offered retirement and separation incentives along with out-placement services to those employees affected by the work force adjustment. These actions resulted in a pre-tax non-recurring charge of $1,555,000 or $937,000 after the income tax effect. Savings resulting from new procedures are expected to offset this non-recurring charge within two years.

In addition, in November 1995, the Company announced its plans to reduce its existing work force by offering a voluntary early retirement program to eligible employees. The eligible employees are both management and non-management employees who are employed by the Company. The Company implemented an enhancement to the Company's pension plan by adding five years to both the age and net credited service for eligible employees. The program also provides for the employees to receive a lump-sum payment and a supplemental monthly income payment in addition to their normal pension.
As a result of 319 employees accepting this voluntary early retirement offer, the Company recorded a reduction to its pension assets and recognized a restructuring charge of $19.7 million at December 31, 1995. Retirements under the program will become effective on or before December 31, 1997.

(5) Income Taxes

Total income tax expense for the three- and six-month periods ended June 30, 1996 and 1995 was $5,874,000 and $5,262,000; and $11,102,000 and
$10,171,000, respectively, and was comprised solely of income taxes on income from continuing operations. Income tax expense (benefit) attributable to income from continuing operations for the six-month periods ended June 30, 1996 and 1995 consists of the following:

                                       Six Months Ended June 30,
  (Dollars in thousands)                1996             1995
- - ---------------------------------------------------------------
  Current
    U.S. Federal                       $ 8,002         $ 8,700
    State and local                      1,757           1,946
                                      ---------       ---------
  Total current tax expense              9,759          10,646
  Deferred
    U.S. Federal                         1,411             (72)
    State and local                        315             165
                                      ---------       ---------
  Total deferred tax expense             1,726              93
  Investment tax credits                  (383)           (568)
                                      ---------       ---------
  Total income tax expense             $11,102         $10,171
                                      =========       =========

Income tax expense differed from the amounts computed by applying the U. S. Federal income tax rate of 35 percent to pretax income from continuing operations as stated in the following:

                                       Six Months Ended June 30,
  (Dollars in thousands)                1996             1995
- - ---------------------------------------------------------------
Computed "expected" tax
    expense                            $10,150         $ 9,246
Increase (reduction) in
    income taxes resulting from:
    State and local taxes, net
       of Federal tax benefit            1,347           1,372
    Non-taxable interest income            (38)            (56)
    Amortization of regulatory
      deferred charges                       0             957
    Amortization of regulatory
      deferred liabilities                   0            (895)
    Amortization of investment
      tax credits                         (383)           (568)
    Other, net                              26             115
                                      ---------       ---------
    Total income tax expense           $11,102         $10,171
                                      =========       =========

The significant components of deferred income tax expense attributable to income from continuing operations for the six-month periods ended June 30, 1996 and 1995 were the following:

                                       Six Months Ended June 30,
  (Dollars in thousands)                1996             1995
- - ---------------------------------------------------------------
Deferred tax expense                    $1,726         $    31
  Amortization of regulatory
    deferred charges                         0             957
  Amortization of regulatory
    deferred liabilities                     0            (895)
                                       --------       ---------
  Total deferred tax expense            $1,726         $    93
                                       ========       =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and December 31, 1995 are presented in the following:

  (Dollars in thousands)           June 30, 1996   December 31, 1995
- - ----------------------------------------------------------------------

  Deferred tax assets:
    Accumulated post-retirement
      benefit cost                    $17,936           $17,493
    Voluntary Early Retirement
      Program                           6,419             7,697
    Other                               2,290             2,686
                                     ---------         ---------
       Total gross deferred tax
         assets                        26,645            27,876
       Less valuation allowance            --                --
                                     ---------         ---------
       Net deferred tax assets        $26,645           $27,876
                                     =========         =========
  Deferred tax liabilities:
    Plant and equipment,
      principally due to
      depreciation differences        $32,142           $30,820
    Other                               1,434             1,825
                                     ---------         ---------
       Total gross deferred tax
         liabilities                   33,576            32,645
                                     ---------         ---------
       Net deferred tax
         liabilities                  $ 6,931           $ 4,769
                                     =========         =========

As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and the Company's expected taxable income in future years, no valuation allowance for deferred tax assets is deemed necessary for 1996.

(6) Postretirement Benefits

In addition to the Company's defined benefit pension plan, the Company sponsors a health care plan (Plan) that provides postretirement medical and other benefits to employees who meet minimum age and service requirements upon retirement.

The following table presents the Plan's status reconciled with amounts recognized in the Company's balance sheet at December 31, 1995:

Accumulated Postretirement Benefit Obligation (Dollars in thousands):

    Retirees                                        $29,520
    Active plan participants - fully eligible        11,551
    Active plan participants - other                  9,663
                                                   ---------
                                                     50,734

    Unrecognized prior service cost                  (1,633)
    Unrecognized net loss                            (5,666)
                                                   ---------
    Accrued postretirement benefit costs            $43,435
                                                   =========

For purposes of measuring the benefit obligation, a discount rate of 8.0% and an 11.3% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1995. The projected rates for 1996 are 8.0% and 11.3%, respectively. The health care cost trend rate of increase was assumed to decrease gradually to 5.5% by the year 2004.

The Company has not designated any assets to fund Plan obligations. Net periodic postretirement benefit costs for the six-month periods ended June 30, 1996 and 1995 include the following components:

                                       Six Months Ended June 30,
  (Dollars in thousands)                1996             1995
- - ---------------------------------------------------------------
Service cost                           $   229         $   179
  Interest cost                          1,980           1,931
  Unrecognized prior service cost           54               5
  Amortization of unrecognized loss         16              98
                                      ---------       ---------
  Net periodic postretirement
    benefit costs                      $ 2,279         $ 2,213
                                      =========       =========

For purposes of measuring the benefit cost, a discount rate of 8.0% and an 11.7% annual rate of increase in the health care cost trend rate was assumed for 1996, 8.0% and 11.7% for 1995. This health care cost trend rate of increase was assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported.

(7) Temporary Investments

The Company applies the provisions of FAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

FAS 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to FAS 115, the Company has classified all of its investments as "available for sale" at June 30, 1996 and December 31, 1995. This information is summarized as follows:

                                          June 30, 1996
- - ----------------------------------------------------------------------
                                                               Estimated
                            Amortized     Gross   Unrealized    Market
  (Dollars in thousands)      Cost        Gains     Losses      Value
- - ----------------------------------------------------------------------

Equity Securities            $   242         0         (2)        240
U.S. Government
  obligations                  1,711         0        (47)      1,664
U.S. Government agency
  obligations                  5,638        46        (93)      5,591
Corporate debt
  securities                   2,011         6       (131)      1,886
                            ---------   -------   ---------   --------
                             $ 9,602        52       (273)      9,381
                            =========   =======   =========   ========

                                          December 31, 1995
- - ----------------------------------------------------------------------
                                                             Estimated
                            Amortized     Gross   Unrealized   Market
  (Dollars in thousands)      Cost        Gains     Losses     Value
- - ----------------------------------------------------------------------

Equity Securities            $ 1,222        36        (43)      1,215
U.S. Government
  obligations                    502         0         (3)        499
U.S. Government agency
  obligations                  7,253       120        (52)      7,321
Corporate debt
  securities                   2,548        30        (72)      2,506
                            ---------   -------   ---------   --------
                             $11,525       186       (170)     11,541
                            =========   =======   =========   ========

The net unrealized loss on investments available for sale is not reported separately as a component of stockholders' equity due to its insignificance to the balance sheet at June 30, 1996 and December 31, 1995.

The amortized cost and estimated market value of debt securities at June 30, 1996 and December 31, 1995, by contractual maturity, are shown in the following tables. Equity securities are excluded from these tables. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             June 30, 1996
- - ----------------------------------------------------------------
                                                       Estimated
                                       Amortized        Market
 (Dollars in thousands)                  Cost            Value
- - ----------------------------------------------------------------
Due after three months through
  five years                            $ 3,653        $ 3,585
Due after five years through
  ten years                               5,707          5,556
                                       ---------      ---------
                                        $ 9,360        $ 9,141
                                       =========      =========

                                           December 31, 1995
- - ----------------------------------------------------------------
                                                       Estimated
                                       Amortized        Market
 (Dollars in thousands)                  Cost            Value
- - ----------------------------------------------------------------
Due after three months through
  five years                            $ 6,857        $ 6,953
Due after five years through
  ten years                               3,446          3,373
                                       ---------      ---------
                                        $10,303        $10,326
                                       =========      =========

The gross realized gains and losses on the sale of securities were insignificant to the financial statements at June 30, 1996 and December 31, 1995. The Company does not invest in securities classified as held to maturity or traded securities.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Total capital additions to telephone plant for 1996 are projected to be $42,575,000. During the six-month period ended June 30, 1996, cash provided by operating activities, less dividends paid, exceeded capital additions.

No long-term borrowings are anticipated for the balance of 1996.

Results of Operations

Revenues
                                  Second Quarter 1996     Six Months 1996
                                  Increase (Decrease)   Increase (Decrease)
                                      Over Second            Over Six
                                      Quarter 1995          Months 1995
                                  -------------------   -------------------
Operating revenues:
  Telephone revenues:
    Local network services                4.8%                 4.9%
    Access services                      11.7%                 9.1%
    Long distance services              (10.5%)               (6.0%)
    Other wireline communications
     services                             9.1%                 8.4%
        Total telephone revenues          6.4%                 5.9%
  Wireless communications services       32.3%                30.4%
  Telephone equipment sales
   and services                         (14.1%)              (10.7%)
        Total operating revenues          7.5%                 7.0%

All comparisons hereinafter made are of the second quarter and six-month periods for 1996 with the same periods in 1995. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $852,000 (4.8%) and $1,742,000 (4.9%), respectively. Basic local services revenue increased $640,000 (5.0%) and $1,260,000 (4.9%) led by growth in business and Centrex services revenue for the three- and six-month periods. Residential and business telephone access lines in service grew by 8,172 (3.3%) from June 30, 1995. Expanded area services revenue increased $113,000 (6.0%) and $395,000 (10.8%) due to increased usage. Local private line services increased $113,000 (28.7%) and $155,000 (18.5%), primarily due to increased demand for frame relay service.

Access services revenue increased $1,510,000 (11.7%) and $2,382,000 (9.1%).
Overall minutes of use increased by 6.6% and 7.7%, respectively.

Long distance services revenue decreased $351,000 (10.5%) and $397,000 (6.0%), respectively, primarily due to the expiration of the AT&T operator services contract in December 1995.

Other wireline communications services revenues, consisting of directory advertising and sales, carrier billing and collections, data communications, and miscellaneous items, increased $537,000 (9.1%) and $981,000 (8.4%) for the three- and six-month periods.

Wireless communications services revenues increased $1,132,000 (32.3%) and $2,026,000 (30.4%), respectively, and the number of cellular customer lines increased by 9,536 (38.8%).

Telephone equipment sales and service revenue decreased $283,000 (14.1%) and $414,000 (10.7%), respectively, due to the larger discounts provided to customers on cellular service contracts.

Total operating revenues increased $3,397,000 (7.5%) and $6,320,000 (7.0%) for the three- and six-month periods ended June 30, 1996.

Operating Expenses
                                  Second Quarter 1996     Six Months 1996
                                  Increase (Decrease)   Increase (Decrease)
                                      Over Second            Over Six
                                      Quarter 1995          Months 1995
                                  -------------------   -------------------
Depreciation                             12.3%                13.5%
Other operating expenses                  4.3%                 5.1%
Taxes, other than payroll
  and income                              (.9%)               (4.0%)
    Total operating expenses              6.3%                 7.0%

All comparisons hereinafter made are of the second quarter and six-month periods for 1996 with the same periods in 1995. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Depreciation increased $1,007,000 (12.3%) and $2,170,000 (13.5%) for the three- and six-month periods ended June 30, 1996. As a result of discontinuance of FAS 71 in December 1995, depreciation expense for the Company is now based on estimated economic useful lives rather than those prescribed by regulatory commissions, causing an increase in depreciation of $673,000 and $1,341,000, respectively.

Total operating expenses increased $1,929,000 (6.3%) and $4,322,000 (7.0%) for the three- and six-month periods.

Non-Operating Income (Expense)
                                  Second Quarter 1996     Six Months 1996
                                  Increase (Decrease)   Increase (Decrease)
                                      Over Second            Over Six
                                      Quarter 1995          Months 1995
                                  -------------------   -------------------

Income from interest and
  other investments                       1.5%                25.1%
Interest expense and other
  deductions                            (15.3%)              (12.0%)
    Net non-operating expenses          (21.3%)              (26.2%)


Income from interest and other investments increased $6,000 (1.5%) and $215,000 (25.1%), respectively.

Interest expense and other deductions decreased $229,000 (15.3%) and $370,000 (12.0%) for the second quarter and six-month period when compared to 1995.

Income Taxes

Income taxes increased $612,000 (11.6%) and $931,000 (9.2%) for the three- and six-month periods. The increase is primarily due to increased income. For a detailed explanation of the increase, see the first table under Item I, Part (5), Income Taxes.

                   PART II - OTHER INFORMATION


Item 1-5  -  Not applicable

Item 6     - a)  Not applicable

             b) During the quarter ended June 30, 1996, the Registrant did not file a Form 8-K.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        The Lincoln Telephone and Telegraph Company
                                          (Registrant)




      August 14, 1996              /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





      August 14, 1996              /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer

                                                                   Form 10-Q
                              Exhibit Index

Exhibit                Title                                        Page No.

3(i) The Lincoln Telephone and Telegraph Company Certificate of Incorporation and Amendment thereto, effective September 3, 1996.

27       Financial Data Schedule