Form 10-Q
period 1996-09-30
ALIANT COMMUNICATIONS CO
filed 1996-11-14
CIK 59584

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                   ----------------------------------------

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---              THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1996

                                   OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
    ---           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                       Commission File No.   2-39373
                   ---------------------------------------
                      Aliant Communications Co.
       (Exact name of registrant as specified in its charter)

              Delaware                                47-0223220
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

    1440 M Street, Lincoln, Nebraska                      68508

(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  402-474-2211

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


       Class of Common Stock            Outstanding at September 30, 1996
         $3.125 par value                            1,000 Shares

                  PART I - FINANCIAL INFORMATION

                     ALIANT COMMUNICATIONS CO.


The following financial statements of Aliant Communications Co. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the 1995 Annual Report on Form 10-K and in this year's prior Quarterly Reports on Form 10-Q, which are incorporated by reference. These prior reports are filed under the former corporate name: The Lincoln Telephone and Telegraph Company.

Item 1 - Financial Statements

                             ALIANT COMMUNICATIONS CO.
                                  BALANCE SHEETS

                                                Sept.30, 1996    Dec. 31, 1995
                                                 (Unaudited)       (Audited)
                                                     (Dollars in Thousands)
ASSETS
Current assets                                     $  61,005       $  61,216

Property and equipment less accumulated
   depreciation and amortization                     216,183         222,879

Investments and other assets                             758             339

Deferred charges                                      11,433           9,180
                                                   ---------       ---------

       Total assets                                $ 289,379       $ 293,614
                                                   =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

    Notes payable to banks                         $     --        $   8,000

    Accounts payable and accrued liabilities          53,379          57,242
                                                   ---------       ---------

       Total current liabilities                      53,379          65,242

Deferred credits and other long-term liabilities      60,131          59,729

Long-term debt                                        44,000          44,000

Preferred stock, 5%, redeemable                        4,499           4,499

Stockholder's equity                                 127,370         120,144
                                                   ---------       ---------

       Total liabilities and stockholder's equity  $ 289,379       $ 293,614
                                                   =========       =========

                         ALIANT COMMUNICATIONS CO.
                          STATEMENTS OF EARNINGS
                                (UNAUDITED)

                                      Three Months Ended      Nine Months Ended
                                     Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                       1996       1995        1996       1995
                                               (Dollars in Thousands)
Operating revenues:*
   Telephone revenues:
      Local network services         $18,758    $18,026     $55,822    $53,222
      Access services                 13,857     14,073      42,302     40,136
      Long distance services           3,034      3,268       9,284      9,926
      Other wireline communications
       services                        6,113      5,988      18,750     17,759
                                     -------    -------     -------    -------
         Total telephone revenues     41,762     41,355     126,158    121,043
   Wireless communications services    4,896      3,626      13,583     10,287
   Telephone equipment sales and
    services                           1,747      1,720       5,213      5,600
                                     -------    -------     -------    -------
         Total operating revenues     48,405     46,701     144,954    136,930
                                     -------    -------     -------    -------
Operating expenses:*
   Depreciation                        9,271      8,361      27,568     24,488
   Other operating expenses           22,677     21,209      68,669     64,982
   Restructuring charge                   --      1,552          --      1,552
   Taxes, other than payroll
    and income                           918        844       2,525      2,518
                                     -------    -------     -------    -------
      Total operating expenses        32,866     31,966      98,762     93,540
                                     -------    -------     -------    -------
      Operating income                15,539     14,735      46,192     43,390
                                     -------    -------     -------    -------

Non-operating income and expense:
   Income from interest and other
    investments                          303        345       1,375      1,202
   Interest expense and other
    deductions                         1,246      1,435       3,970      4,529
                                     -------    -------     -------    -------


(Continued on following page)

                          ALIANT COMMUNICATIONS CO.
                       STATEMENTS OF EARNINGS (Cont'd)
                                (UNAUDITED)

                                      Three Months Ended      Nine Months Ended
                                     Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                       1996       1995        1996       1995
                                               (Dollars in Thousands)

      Net non-operating expense          943      1,090       2,595      3,327
                                     -------    -------     -------    -------
      Income before income taxes      14,596     13,645      43,597     40,063
Income taxes                           5,600      5,266      16,702     15,437
                                     -------    -------     -------    -------
      Net income                       8,996      8,379      26,895     24,626

Preferred dividends                       57         57         169        169
                                     -------    -------     -------    -------
      Earnings available
       for common shares               8,939      8,322      26,726     24,457
                                     =======    =======     =======    =======


*Certain reclassifications have been made to the historical consolidated statements of earnings to conform to the current presentation.


                            ALIANT COMMUNICATIONS CO.
                            STATEMENTS OF CASH FLOWS*
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                 Sept. 30, 1996   Sept. 30, 1995
                                                      (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                        $ 26,895         $ 24,626
                                                     --------         --------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                    27,591           24,512
      Restructuring charge                                 --            1,552
      Deferred income taxes                               782             (329)
      Changes in assets and liabilities resulting
       from operating activities:
          Receivables                                   1,427           (4,116)
          Other assets                                 (3,552)          (2,210)
          Accounts payable and accrued expenses        (4,322)          (2,866)
          Other liabilities                                79           (1,170)
                                                     --------         --------
                 Total adjustments                     22,005           15,373
                                                     --------         --------
                 Net cash provided by operating
                  activities                           48,900           39,999
                                                     --------         --------
Cash flows from investing activities:
   Expenditures for property and equipment            (20,789)         (27,837)
   Net salvage on retirements                             (83)           2,075
                                                     --------         --------
                 Net capital additions                (20,872)         (25,762)
   Purchases and sales of investments and other
    assets, net                                          (421)          (1,041)
   Purchases of temporary investments                 (10,098)          (1,802)
   Maturities and sales of temporary investments       14,358           11,469
                                                     --------         --------
                 Net cash used for investing
                  activities                          (17,033)         (17,136)
                                                     --------         --------
Cash flows used for financing activities:
   Dividends to stockholders                          (19,669)         (17,669)
   Payments on note payable to bank                    (8,000)          (8,000)
                                                     --------         --------

(Continued on following page)

                           ALIANT COMMUNICATIONS CO.
                       STATEMENTS OF CASH FLOWS (Cont'd)*
                                 (UNAUDITED)

                                                        Nine Months Ended
                                                 Sept. 30, 1996  Sept. 30, 1995
                                                     (Dollars in Thousands)                 Net cash used in financing
 activities                                           (27,669)         (25,669)
                                                     --------         --------
Net increase (decrease) in cash and cash equivalents    4,198           (2,806)
Cash and cash equivalents, beginning of year           13,496           17,270
                                                     --------         --------

Cash and cash equivalents, end of quarter             $17,694          $14,464
                                                      =======          =======
Supplemental disclosure of cash flow information:
   Interest paid                                      $ 2,307          $ 2,974
                                                      =======          =======
   Income taxes paid                                  $16,368          $17,315
                                                      =======          =======

* Certain reclassifications have been made to the historical consolidated statements of cash flows to conform to the current presentation.

                          ALIANT COMMUNICATIONS CO.

                        NOTES TO FINANCIAL STATEMENTS

(1) Business

The Form 10-Q reflects the operations of Aliant Communications Co. (the
"Company", herein sometimes called "Telco"). The Company is a wholly-owned subsidiary of Aliant Communications Inc. The Company provides local and long distance telephone service in 22 southeastern counties of Nebraska. It further provides cellular telecommunications services in the Lincoln
Metropolitan Statistical Area (MSA) (which includes all of Lancaster County in Nebraska) under the name of Aliant Cellular-Lincoln (Lincoln MSA).

The Telecommunications Act of 1996 (the "Act") was signed into effect in February 1996. The bill facilitates the entry of new competitors into the local exchange market by allowing companies to purchase and resell Local
Exchange Carrier (LEC) services, by requiring companies to unbundle their networks, and by requiring LECs to negotiate interconnection agreements with companies who want connection to LEC networks. The Federal
Communications Commission (FCC) released an Order to implement the interconnection portion of the Act on August 8, 1996 (the "Interconnection
Order"). The Interconnection Order contains pricing proxies which are unfavorable to LECs. Several LECs filed petitions to review the Interconnection Order with the Federal Courts and requested that the pricing provisions of the Interconnection Order be stayed. On October 15, 1996, the Eighth Circuit Court of Appeals entered an Order Granting Stay
Pending Judicial Review which did stay the effectiveness of the pricing and the so-called "pick and choose" provisions of the Interconnection Order.
The FCC and certain telecommunications companies requested review of the Eighth Circuit's Stay Order by the United States Supreme Court; however, the Supreme Court declined to make such a review. The Telco has also filed a Petition for Review of the Interconnection Order, and such Petition has been consolidated with the other cases relating to the Interconnection
Order which are pending before the Eighth Circuit.

The Telco has not received a bona fide request to negotiate an agreement for resale, unbundled network elements or interconnection at this time. In addition, the Telco may apply to the Nebraska Public Service Commission
(NPSC) for a waiver or modification of such requirements pursuant to
Section 251(f)2 of the Act. The Telco is currently examining such a request. The Act also provides new business opportunities for the Company, such as entry into the cable television market, and entry into additional geographic markets with either a full range of services or selected services to niche markets.

On November 8, 1996, the Telco announced a 10% increase to residential basic local service rates which will become effective March 23, 1997, unless an adequate number of subscribers petition the NPSC to conduct a hearing to review such increase. The Telco has not increased such rates since 1991. The residential basic local exchange service increase will be offset by an 8% to 10% reduction in the Telco's long distance rates within its 22 county service area in southeast Nebraska, and by a reduction to intrastate access service rates of approximately 16%. The passage of the Act, which encourages local exchange competition, requires rate adjustments by the Telco to bring prices for residential basic local exchange service closer to actual costs. Because the Telco's rates for residential basic local exchange service have historically been priced below costs, rate adjustments are needed to more accurately reflect costs. Taken as a whole, the projected annual revenue impact to the Company is expected to be a reduction of approximately $1.1 million in operating revenues.

(2) Prior Year Accounting Changes

Financial Accounting Standard (FAS) 71, "Accounting for the Effects of
Certain Types of Regulation," generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs by charging its customers rates prescribed by regu-lators and that competition will not threaten the recovery of those costs.
Having achieved price regulation and recognizing potential increased competition, the Company concluded, in the fourth quarter of 1995, that the principles prescribed by FAS 71 were no longer appropriate. As a result, a non-cash, extraordinary charge of $16,516,000, net of an income tax benefit of $9,352,000, was incurred by the Company in December 1995.

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

     Supplemental Data for Lincoln MSA Cellular Operations
                          Third Quarter

                                                Lincoln MSA

Acquisition Date (1)                           April 23, 1987
Percent Ownership                                   100.0

POPs (potential subscribers)         1996          221,000
                                     1995          221,000
                                     1994          221,000

Customer Lines                       1996           36,594
                                     1995           26,061
                                     1994           17,825

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

In addition, in November 1995, the Company announced its plans to reduce its existing work force by offering a voluntary early retirement program to eligible employees. The eligible employees are both management and non-management employees who are employed by the Company. The Company implemented an enhancement to the Company's pension plan by adding five years to both the age and net credited service for eligible employees. The program also provides for the employees to receive a lump-sum payment and a supplemental monthly income payment in addition to their normal pension.
As a result of 319 employees accepting this voluntary early retirement offer, the Company recorded a reduction to its pension assets and recognized a restructuring charge of $19.7 million at December 31, 1995.
Retirements under the program are being phased in and will become fully effective by December 31, 1997.

(5) Income Taxes

Total income tax expense for the three- and nine-month periods ended
September 30, 1996 and 1995 was $5,600,000 and $5,266,000; and $16,702,000
and $15,437,000, respectively, and was comprised solely of income taxes on income from continuing operations.  Income tax expense attributable to income from continuing operations for the nine-month periods ended
September 30, 1996 and 1995 consists of the following:
                                    Nine Months Ended September 30,
  (Dollars in thousands)                1996             1995
------------------------------------------------------------------
  Current
    U.S. Federal                       $13,509         $13,507
    State and local                      2,986           3,017
                                      ---------       ---------
  Total current tax expense             16,495          16,524
  Deferred
    U.S. Federal                           639            (417)
    State and local                        143             181
                                      ---------       ---------
  Total deferred tax expense               782            (236)
  Investment tax credits                  (575)           (851)
                                      ---------       ---------
  Total income tax expense             $16,702         $15,437
                                      =========       =========

Income tax expense differed from the amounts computed by applying the U. S.
Federal income tax rate of 35 percent to pretax income from continuing operations as stated in the following:
                                    Nine Months Ended September 30,
  (Dollars in thousands)                1996             1995
------------------------------------------------------------------
Computed "expected" tax
    expense                            $15,259         $14,022
Increase (reduction) in
    income taxes resulting from:
    State and local taxes, net
       of Federal tax benefit            2,034           2,079
    Non-taxable interest income            (53)            (46)
    Amortization of regulatory
      deferred charges                       0           1,436
    Amortization of regulatory
      deferred liabilities                   0          (1,343)
    Amortization of investment
      tax credits                         (575)           (851)
    Other, net                              37             140
                                      ---------       ---------
    Total income tax expense           $16,702         $15,437
                                      =========       =========

The significant components of deferred income tax expense attributable to income from continuing operations for the nine-month periods ended September
30, 1996 and 1995 were the following:

                                    Nine Months Ended September 30,
  (Dollars in thousands)                1996             1995
---------------------------------------------------------------
Deferred tax expense                    $  782         $  (329)
  Amortization of regulatory
    deferred charges                         0           1,436
  Amortization of regulatory
    deferred liabilities                     0          (1,343)
                                       --------       ---------
  Total deferred tax expense            $  782         $  (236)
                                       ========       =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and December 31, 1995 are presented in the following:

  (Dollars in thousands)        September 30, 1996  December 31, 1995
----------------------------------------------------------------------

  Deferred tax assets:
    Accumulated post-retirement
      benefit cost                    $18,117           $17,493
    Voluntary Early Retirement
      Program                           6,081             7,697
    Other                               2,325             2,686
                                     ---------         ---------
       Total gross deferred tax
         assets                        26,523            27,876
       Less valuation allowance            --                --
                                     ---------         ---------
       Net deferred tax assets        $26,523           $27,876
                                     =========         =========
  Deferred tax liabilities:
    Plant and equipment,
      principally due to
      depreciation differences        $30,443           $30,820
    Other                               1,631             1,825
                                     ---------         ---------
       Total gross deferred tax
         liabilities                   32,074            32,645
                                     ---------         ---------
       Net deferred tax
         liabilities                  $ 5,551           $ 4,769
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

The Company has not designated any assets to fund Plan obligations. Net periodic postretirement benefit costs for the nine-month periods ended
September 30, 1996 and 1995 include the following components:

                                    Nine Months Ended September 30,
  (Dollars in thousands)                1996             1995
-----------------------------------------------------------------

Service cost                           $   343         $   268
  Interest cost                          2,971           2,896
  Unrecognized prior service cost           81               8
  Amortization of unrecognized loss         24             147
                                      ---------       ---------
  Net periodic postretirement
    benefit costs                      $ 3,419         $ 3,319
                                      =========       =========

For purposes of measuring the benefit cost, a discount rate of 8.0% and an 11.7% annual rate of increase in the health care cost trend rate were assumed for 1996 and 1995. The health care cost trend rate of increase was assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported.

(7) Temporary Investments

The Company applies the provisions of FAS 115, "Accounting for Certain
Investments in Debt and Equity Securities."

FAS 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to FAS 115, the Company has classified all of its investments as "available for sale" at September 30, 1996 and December
31, 1995.  This information is summarized as follows:

                                     September 30, 1996
-----------------------------------------------------------------------
                                                              Estimated
                            Amortized     Gross   Unrealized    Market
  (Dollars in thousands)      Cost        Gains     Losses      Value
-----------------------------------------------------------------------

U.S. Government
  obligations                $ 2,424         1        (41)      2,384
U.S. Government agency
  obligations                  4,061        27        (91)      3,997
Corporate debt
  securities                     620        10        (39)        591
                            ---------   -------   ---------   --------
                             $ 7,105        38       (171)      6,972
                            =========   =======   =========   ========

                                          December 31, 1995
----------------------------------------------------------------------
                                                              Estimated
                            Amortized     Gross   Unrealized    Market
  (Dollars in thousands)      Cost        Gains     Losses      Value
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
                            =========   =======   =========   ========

The net unrealized gain/(loss) on investments available for sale is not reported separately as a component of stockholders' equity due to its insignificance to the balance sheet at September 30, 1996 and December 31, 1995.

The amortized cost and estimated market value of debt securities at September 30, 1996 and December 31, 1995, by contractual maturity, are shown in the following tables. Equity securities are excluded from these tables.
Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        September 30, 1996
----------------------------------------------------------------
                                                      Estimated
                                       Amortized        Market
 (Dollars in thousands)                  Cost            Value
----------------------------------------------------------------
Due after three months through
  five years                            $ 1,638        $ 1,643
Due after five years through
  ten years                               5,467          5,329
                                       ---------      ---------
                                        $ 7,105        $ 6,972
                                       =========      =========

                                           December 31, 1995
----------------------------------------------------------------
                                                      Estimated
                                       Amortized        Market
 (Dollars in thousands)                  Cost            Value
----------------------------------------------------------------
Due after three months through
  five years                            $ 6,857        $ 6,953
Due after five years through
  ten years                               3,446          3,373
                                       ---------      ---------
                                        $10,303        $10,326
                                       =========      =========

The gross realized gains and losses on the sale of securities were insignificant to the financial statements at September 30, 1996 and December 31, 1995. The Company does not invest in securities classified as held to maturity or traded securities.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Total capital additions to telephone plant for 1996 are projected to be $42,575,000. During the nine-month period ended September 30, 1996, cash provided by operating activities, less dividends paid, exceeded capital additions.

No long-term borrowings are anticipated for the balance of 1996.

Results of Operations

Revenues
                                   Third Quarter 1996    Nine Months 1996
                                  Increase (Decrease)   Increase (Decrease)
                                       Over Third            Over Nine
                                      Quarter 1995          Months 1995
                                  -------------------   -------------------

Operating revenues:
  Telephone revenues:
    Local network services                4.1%                 4.9%
    Access services                      (1.5%)                5.4%
    Long distance services               (7.2%)               (6.5%)
    Other wireline communications
     services                             2.1%                 5.6%
        Total telephone revenues          1.0%                 4.2%
  Wireless communications services       35.0%                32.0%
  Telephone equipment sales
   and services                           1.6%                (6.9%)
        Total operating revenues          3.6%                 5.9%

All comparisons hereinafter made are of the third quarter and nine-month periods for 1996 with the same periods in 1995. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $732,000 (4.1%) and $2,600,000
(4.9%), respectively.  Basic local services revenue increased $602,000
(4.6%) and $1,862,000 (4.8%) led by growth in business and Centrex services revenue for the three- and nine-month periods. Residential and business telephone access lines in service grew by 8,400 (3.3%) from September 30, 1995. Expanded area services revenue increased $16,000 (.8%) and $411,000
(7.4%) due to increased usage.

Access services revenue decreased $216,000 (1.5%) and increased $2,166,000
(5.4%), respectively. In 1995, these revenues had benefited from an out-of period adjustment of $624,000 related to prior years. Overall minutes of use increased by 6.5% and 7.7%, respectively.

Long distance services revenue decreased $234,000 (7.2%) and $642,000
(6.5%), respectively, primarily due to the expiration of the AT&T operator services contract in December 1995.

Other wireline communications services revenues, consisting of directory advertising and sales, carrier billing and collections, data communications, and miscellaneous items, increased $125,000 (2.1%) and $991,000 (5.6%) for the three- and nine-month periods.

Wireless communications services revenues increased $1,270,000 (35.0%) and $3,296,000 (32.0%), respectively, and the number of cellular customer lines increased by 10,533 (40.4%) since September 30, 1995.

Telephone equipment sales and service revenue increased $27,000 (1.6%) and decreased $387,000 (6.9%), respectively.

Total operating revenues increased $1,704,000 (3.6%) and $8,024,000 (5.9%) for the three- and nine-month periods ended September 30, 1996.

Operating Expenses
                                   Third Quarter 1996    Nine Months 1996
                                  Increase (Decrease)   Increase (Decrease)
                                       Over Third            Over Nine
                                      Quarter 1995          Months 1995
                                  -------------------   -------------------

Depreciation                             10.9%                12.6%
Other operating expenses                  6.9%                 5.7%
Restructuring charge                   (100.0%)             (100.0%)
Taxes, other than payroll
  and income                              8.8%                  .3%
    Total operating expenses              2.8%                 5.6%

All comparisons hereinafter made are of the third quarter and nine-month periods for 1996 with the same periods in 1995. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Depreciation increased $910,000 (10.9%) and $3,080,000 (12.6%) for the three- and nine-month periods ended September 30, 1996. As a result of discontinuance of FAS 71 in December 1995, depreciation expense for the Company is now based on estimated economic useful lives rather than those prescribed by regulatory commissions, causing an increase in depreciation of $678,000 and $2,019,000, respectively.

Total operating expenses increased $900,000 (2.8%) and $5,222,000 (5.6%) for the three- and nine-month periods.

Non-Operating Income (Expense)
                                   Third Quarter 1996    Nine Months 1996
                                  Increase (Decrease)   Increase (Decrease)
                                       Over Third            Over Nine
                                      Quarter 1995          Months 1995
                                  -------------------   -------------------

Income from interest and
  other investments                     (12.2%)               14.4%
Interest expense and other
  deductions                            (13.2%)              (12.3%)
    Net non-operating expenses          (13.5%)              (22.0%)

Income from interest and other investments decreased $42,000 (12.2%) and increased $173,000 (14.4%), respectively.

Interest expense and other deductions decreased $189,000 (13.2%) and $559,000 (12.3%) for the third quarter and nine-month period when compared to 1995.

Income Taxes

Income taxes increased $334,000 (6.3%) and $1,265,000 (8.2%) for the three- and nine-month periods. The increase is primarily due to increased income.
For a detailed explanation of the increase, see the first table under Item
I, Part (5), Income Taxes.

                   PART II - OTHER INFORMATION


Item 1-5  -  Not applicable

Item 6     - a)  Not applicable

             b) On August 1, 1996, Registrant filed a Form 8-K to report the Registrant's corporate name change from The Lincoln
                 Telephone and Telegraph Company to Aliant Communications
                 Co.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Aliant Communications Co.
                               ------------------------------
                                       (Registrant)





      November 14, 1996             /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





      November 14, 1996            /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer

                                                                   Form 10-Q
                              Exhibit Index

Exhibit                Title                                        Page No.

27       Financial Data Schedule

