Form 10-K
period 1996-12-31
ALIANT COMMUNICATIONS CO
filed 1997-03-31
CIK 59584

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-K

       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1996

                                     OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to _____________
                         Commission File No. 2-39373
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

Securities registered pursuant to Section 12(g) of the Act: 5% Preferred Stock ($100.00 par value)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of such stock as of February 28, 1997, was $ 0.

                Number of shares of common stock outstanding
                                    on
                         February 28, 1997 -- 1,000

                             TABLE OF CONTENTS

Item                                                                   Page
----                                                                   ----
                                  PART I
                                Description

 1.  Business........................................................  1-4
 2.  Properties......................................................    5
 3.  Legal Proceedings...............................................    5
 4.  Submission of Matters to a Vote of Security Holders.............    5

                                  PART II
                                Description

 5.  Market for Registrant's Common Equity and Related
      Stockholder Matters............................................    6
 6.  Selected Financial Data.........................................  6-7
 7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations.......................................... 7-11
 8.   Financial Statements and Supplementary Data....................   11
 9.  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.........................................   11

                                  PART III
                                Description

10.  Directors and Executive Officers of the Registrant..............12-15
11.  Executive Compensation..........................................15-23
12.  Security Ownership of Certain Beneficial Owners and Management..23-27
13.  Certain Relationships and Related Transactions..................   27

                                  PART IV
                                Description

14.  Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K...................................................28-29

                                                                  Form 10-K

                                     PART I

Item 1.     Business
------
     Aliant Communications Co. (the Company), formerly The Lincoln Telephone and Telegraph Company, was incorporated as a Delaware corporation on May 5, 1928, and since that date has been involved in the telecommuni-cations business. On February 23, 1981, the Company was reorganized and Lincoln Telecommunications Company, now known as Aliant Communications Inc. (the Parent), was established as a holding company with the Company as its principal subsidiary. Other wholly-owned subsidiaries of the Parent are Aliant Cellular Inc. (Cellular), formerly Nebraska Cellular Telephone Corporation; Aliant Systems Inc. (Systems), formerly LinTel Systems Inc.; Prairie Communications, Inc. (Prairie); and Aliant Midwest Inc. (Midwest).

     Landline
     --------
     The Company provides local and intraLATA service to approximately 196,000 customers in the contiguous geographical area consisting of the southeastern 22 counties of Nebraska, having in service 263,208 landline customer access lines as of December 31, 1996. There are a total of 137 exchanges and 146 central offices in the service area of the Company. The Company's fully digital local exchange network supports SS7 technology and includes over 1,400 miles of fiber optic cable, much of it in a ring configuration. Data communications services include Internet access, which is provided under the Navix brand name. Enhanced services include Voice Mail, Caller ID, Custom Calling, Centrex, and Integrated Services Digital Network (ISDN). The Company publishes six regional directories and provides access service to long distance and cellular companies. Set forth below is a schedule of the Company's residential and business access lines in service for the years ended December 31, 1996 and 1995.

                                       As of December 31,
     ACCESS LINES IN SERVICE*            1996      1995
     -----------------------             ----      ----
     Residence                         184,294    180,749
     Business                           78,914     73,424
                                       -------    -------
       Total                           263,208    254,173

     *Excludes cellular and Company access lines.

     The Company provides access services by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its public switch networks or through private lines. Access charges, including interstate subscriber line charges and those payable by interexchange and cellular carriers, provided $56,746,000, $53,653,000, and $50,569,000 of the Company's revenues for the years ended December 31, 1996, 1995, and 1994, respectively.

     Wireless
     --------
     The Company's wireless services include cellular operations and wide area paging services. The Company operates a cellular telecommunications system in the Lincoln, Nebraska Metropolitan Statistical Area (MSA), and

                                                                  Form 10-K
Item 1.     Continued
------
manages the limited partnership which is the license holder for Iowa Rural Statistical Area (RSA) 1, which serves the southwestern six counties of Iowa. The Company also sells cellular equipment.

     The following table sets forth certain information about the Company's managed cellular operations.

                            Cellular Operations
                            -------------------
                                         POPs             December 31, 1996
              Acquisition     Percent    Within     Net       Subscribers
System (1)      Date (2)     Ownership   Area (3)  POPs      Gross     Net
----------      --------     ---------   --------  ----      -----     ---
Lincoln MSA  April 23, 1987   100.0     229,000   229,000   40,036   40,036
Iowa RSA 1   June 30, 1989     11.8(4)   62,000     7,000    3,790      447
________________________________
(1)  Systems are the Lincoln MSA - Lancaster County, Nebraska; and Iowa
     RSA 1 - Southwestern six counties of Iowa.

(2) The date the Company's operating license was granted in the case of the Lincoln MSA, and the date of the Parent's initial acquisition of an interest in Iowa RSA 1.

(3) Based upon population data for 1996, POPs shown for the Lincoln MSA are 99% covered by the network of this system. According to estimates available to the Company, approximately 90% of the POPs shown for Iowa RSA 1 are covered by the network of that system.

(4) The Parent has an 11.8% ownership interest in Iowa RSA 1. The Company performs management services under a contract with Iowa RSA 1.

     The licensing, ownership, construction, operation, and sale of controlling interests in cellular telephone systems are subject to regulation by the Federal Communications Commission (FCC). The FCC license for the Company's Lincoln MSA cellular operations expired in October 1996, and it was subsequently renewed by the FCC for an additional 10 years on November 29, 1996. The FCC licenses for the Iowa RSA 1 cellular operations expire in October 2000. All renewal applications for these licenses must be received by the FCC not later than 30 and not more than 60 days in advance of their respective expiration dates and must be approved by the FCC. It is possible that there may be competition for these FCC licenses upon expiration, and any such competitors may apply for such licenses within the same time frame as the Company. However, incumbent cellular providers generally retain their FCC licenses upon a demonstration of substantial compliance with FCC regulations and substantial service to the public. Although the Company has no reason to believe that the FCC renewal applications will not be granted by the FCC, no assurance can be given.

For a five-year period ending after the date of the grant of a cellular license by the FCC (the "fill-in period"), the licensee has the exclusive right to apply to serve areas within the RSA or the MSA. At the end of the fill-in period, any person may apply to serve the unserved areas in the MSA or RSA. The fill-in period for the Lincoln MSA has expired and virtually all areas are served. The fill-in period for the Iowa RSA 1

                                                                  Form 10-K
Item 1.     Continued
------
expired in May 1995. One Phase II application has been filed to serve an uncovered area in Iowa RSA 1. This does not impose a serious threat to the Company in providing service to this area.

     Regulatory Climate and Rate Increases
     -------------------------------------
     Nebraska has a relatively streamlined regulatory climate. Since 1986, telecommunications companies in Nebraska have been permitted to increase basic local exchange rates up to 10% in any consecutive 12-month period without review by the Nebraska Public Service Commission (NPSC). However, telecommunications companies must provide at least 120 days notice to affected customers and conduct public informational meetings. If at least 2% of subscribers affected by the proposed increase sign a formal complaint within 120 days after such notice, opposing the rate increase, the NPSC must hold and complete a hearing with regard to the complaint within 90 days to determine whether the proposed rates are fair, just, and reason-able, and within 60 days after the close of the hearing, enter an order adjusting the rates at issue. On November 8, 1996 the Company announced a 10% increase to residential basic local exchange rates effective March
23, 1997. The Company had not increased such rates since 1991. The rate change is discussed further under Item 1, Competition, below.

     Rates for all other services are not subject to regulation by the NPSC, and they may be revised by a telecommunications company by filing a rate list with the NPSC which is effective after ten days' notice. Effective March 23, 1997, the Company raised rates for two services in this category. Pay phone rates increased from 25 cents per call to 35 cents per call, and directory assistance calls increased from 40 cents per call with two free calls per month to 60 cents per call with one free call per month for residential customers and no free calls for businesses. The Company is anticipating rate changes for some other services, which could take effect as early as the third quarter of 1997.

     Quality of service regulation over interexchange and local exchange service is retained by the NPSC. Nebraska has completely deregulated the provision of mobile radio services and radio paging services. At the federal level, the Company operates under price caps, as opposed to rate of return regulation.

     Competition.
     -----------
     The Telecommunications Act of 1996 (the Act) was signed into effect in February 1996. The Act facilitates the entry of new competitors into the local exchange market by allowing companies to purchase and resell Incumbent Local Exchange Carrier (ILEC) services, by requiring companies to unbundle their networks, and by requiring ILECs to negotiate interconnection agreements with companies desiring connection to ILEC networks. The FCC released an Interconnection Order on August 8, 1996, to implement the interconnection portion of the Act. The Interconnection Order contains pricing proxies which are unfavorable to ILECs. Several ILECs, including the Company, filed petitions to review the Interconnection Order with the Federal Courts and requested that the pricing provisions of the Interconnection Order be stayed. On October 15, 1996, the Eighth

                                                                  Form 10-K
Item 1.     Continued
------
Circuit Court of Appeals entered an Order Granting Stay Pending Judicial Review which did stay the effectiveness of the pricing and the so-called "pick and choose" provisions of the Interconnection Order. The FCC and certain telecommunications companies requested review of the Eighth Circuit's Stay Order by the United States Supreme Court; however, the Supreme Court declined to make such a review. While briefing and oral arguments have been completed, the case is pending for final decision by the Eighth Circuit.

     The Company has not received a bona fide request to negotiate an agreement for resale, unbundled network elements, or interconnection with a Competitive Local Exchange Carrier (CLEC). The Company may apply to the NPSC for a waiver or modification of such requirements pursuant to Section 251(f)2 of the Act. The Company is currently examining such a request.
The Act also provides new business opportunities for the Parent, such as entry into the cable television market, and entry into additional geographic markets with either a full range of services or selected services to niche markets.

     The 10% residential basic local exchange rate increase referred to on page 3 under Item 1, Regulatory Climate and Rate Increases, will be offset by an 8% to 10% reduction in the Company's long distance rates within its service area, and by a reduction to intrastate access service rates of approximately 16%. The passage of the Act, which encourages local exchange competition, requires rate adjustments by the Company for basic local exchange and other services to more accurately reflect actual costs.

     With respect to cellular mobile communications service, the FCC has granted two licenses to provide cellular service in each MSA or RSA. The B-license is typically granted to a company that provides local telephone service in the area, or to a group affiliated with the local service company. The A-license is typically granted to a company that does not provide local telephone service and is not affiliated with a local service company in the area. The Company currently operates as the B-licensee in the Lincoln MSA, and Iowa RSA 1 also operates as the B-licensee.

     The Company faces significant competition from the A-licensee and from other communications technologies that now exist, such as specialized mobile radio systems and paging services, or from other communications technologies that may be developed or perfected. The Company sells cellular mobile equipment in competition with numerous equipment retailers.

     Employees.
     ---------
     The Company employed 1,205 persons at the end of 1996. As of December 1996, 695 employees, approximately 58 percent of the Company's employees, were represented by the Communications Workers of America (CWA), which is affiliated with the AFL-CIO. A new three-year contract with the CWA was signed in October 1995, and it will expire October 14, 1998. The new contract provided for wage increases of 10.9% over three years, increased pension benefits, changes in dental care programs, and the establishment of a 401(k) plan for union-eligible employees. See Item 7 at page 9 for a discussion of the Company's Voluntary Early Retirement Program and operator service work force reduction.

                                                                  Form 10-K
Item 2.     Properties
------
     The Company's telephone system consists of switching and transmission equipment, cellular radio facilities, fiber optic systems, and distribution plant, through 137 communities within the State of Nebraska. Among the larger exchanges served are Lincoln, Hastings, Beatrice, York, Nebraska City, Plattsmouth, and Seward.

     The Company owns the equipment, plant, and facilities which are utilized in its telephone system. The Company leases five locations for its business offices, with annual rentals of approximately $163,000 in 1996. The duration of these leases ranges from one to six years. The Company owns its remaining business office locations. Additionally, the Company leases the majority of the locations on which the sites of towers for its Lincoln MSA cellular system and wide-area paging network are located. Annual rentals on the sites were approximately $82,000 in 1996, and the duration of the unexpired portions of such leases ranges from four months to five years with options to renew thereafter.

     It is the opinion of Company management, including the Vice President-Technology of the Company, that the properties of the Company are suitable and adequate to provide modern and effective telecommunications services within its service area, including both local and long distance service. The capacity for furnishing these services, both currently and for forecasted growth, are under constant surveillance by the Vice President-Technology and his staff. Facilities are put to full utilization after installation and appropriate testing, according to two-, three-, and five-year construction plans.

The Company's continuing construction programs are divided between meeting growth demands (population and service) and upgrading its telephone equipment and plant. Conversion to digital switching systems was completed in 1992, and such systems continue to be upgraded. Competition, customer needs, and market conditions drive network technology deployment.

Item 3.     Legal Proceedings
------
     None.

Item 4.     Submission of Matters to a Vote of Security Holders
------
     No matter was submitted to the holders of the Company's 5% Preferred Stock in 1996. Such holders have voting rights only to the extent provided in the Company's Certificate of Incorporation and in accordance with Delaware General Corporation Law.

                                                                  Form 10-K
                                  PART II

Item 5.    Market for the Registrant's Common Equity and Related
------       Stockholder Matters

     (a)   Market Information

           Not Applicable.

     (b)   Holders

           Since the Company's reorganization in 1981, all outstanding shares of the Company's Common Stock have been owned by the Parent.

     (c)   Dividends

     Quarterly dividends on the Company's Common Stock held by the Parent are paid on the 10th day of January, April, July, and October. Total dividends paid to the Parent by the Company in 1996 were $26,000,000 and in 1995 were $23,500,000. The agreements relating to the long-term debt of the Company restrict the payment of dividends. Under the most restrictive provisions of these agreements, approximately $24,700,000 of retained earnings of the Company were available for payment of dividends as of December 31, 1996.

Item 6.     Selected Financial Data
------
                          ALIANT COMMUNICATIONS CO.
                          Selected Financial Data
Dollars in thousands                    1996      1995      1994      1993      1992

Selected Earnings Statement Items

 1. Operating revenues.............  $194,606   183,303   174,556   163,539   156,760
 2. Income before extraordinary item
    and cumulative effect of change
    in accounting principle........    35,528    22,325    30,169    28,702    26,719
 3. Extraordinary item and cumulative
    effect of change in accounting
    principle......................      --      16,516      --      22,999      --
 4. Net income.....................    35,528     5,809    30,169     5,703    26,719
 5. Earnings available for
    common shares..................    35,303     5,584    29,944     5,478    26,381

Selected Balance Sheet Items

 6. Total assets...................  $293,644   293,614   327,752   328,476   307,700
 7. Property and equipment.........   496,814   477,291   456,295   447,689   433,786
 8. Accumulated depreciation.......   274,909   254,412   215,758   202,299   184,737
 9. Accumulated depreciation to
    depreciable plant..............     56.2%     54.3%     48.2%     45.6%     43.3%
10. Current ratio..................       1:1      .9:1     1.2:1       1:1     1.3:1

                                                                    Form 10-K
Item 6.     Continued
------
Selected Balance Sheet Items (cont'd)   1996      1995      1994      1993      1992

11. Long-term debt and redeemable
    preferred stock*...............  $ 48,499    48,499    48,499    48,499    78,049
12. Long-term debt and redeemable
    preferred stock as a percent
    of total capitalization........     27.3%     28.8%     25.9%     27.0%     35.0%
13. Common stock and premium.......  $ 32,495    32,495    32,495    32,495    32,495
14. Retained earnings..............    96,452    87,649   106,565    98,621   112,143
15. Total long-term debt and
    stockholders' equity...........   177,446   168,643   187,559   179,615   222,687

Telephone Statistics

16. Landline access lines in
    service**......................   263,208   254,173   246,963   238,142   232,148
17. Number of employees............     1,205     1,264     1,392     1,422     1,429
18. Total salaries.................  $ 48,482    50,087    48,994    48,066    46,211

  * Excludes current installments and redemptions due in subsequent years. ** Excludes Company access lines.

Item 7.     Management's Discussion and Analysis of Financial Condition and
------      Results of Operations

Liquidity and Capital Resources
-------------------------------
     Construction

     The Company is continuing to invest in new technology. Net cash expenditures for capital additions to property and equipment amounted to $36,015,000 in 1996, $37,270,000 in 1995, and $30,421,000 in 1994. Cash
provided by operating activities, less dividends, exceeded capital additions in 1996 and 1994. Capital additions exceeded cash provided by operating activities less dividends paid in 1995. Gross additions to telephone property and equipment are expected to be approximately $52,799,000 in 1997. The Company anticipates funding this construction primarily from operating activities, existing temporary investments, and short-term debt.

     Cash and Cash Equivalents

     The Company had cash, cash equivalents, and temporary investments of $24,552,000 and $25,021,000 at December 31, 1996 and 1995, respectively.

     There were no short-term borrowings during 1996. A note payable for $35,000,000 was issued in 1993 to reduce long term debt, and the $8,000,000 outstanding balance at December 31, 1995 was paid off in February 1996.

                                                                  Form 10-K
Item 7.     Continued
------
Results of Operations
---------------------
     Net Earnings

     Earnings available for common shares were $35,303,000 in 1996, compared to $5,584,000 in 1995, and $29,944,000 in 1994. Before
restructuring charges and an extraordinary charge in 1995, earnings available for common shares were $35,129,000.

     Operating Revenues

     Operating revenues increased by $11,303,000 or 6.2% to $194,606,000 in 1996 over 1995, compared to growth of $8,747,000 or 5.0% in 1995 over 1994.

     Local Network Services

     Local network service revenues in 1996 were $74,878,000, an increase of $3,387,000 or 4.7% over the 1995 total of $71,491,000. In 1995, local network service revenues increased $3,401,000 or 5.0% over the 1994 total of $68,090,000. These revenues reflect amounts billed to customers for local exchange services, including enhanced services such as Call Waiting and Caller ID.

     These increases resulted primarily from growth in telephone access lines and continued demand for enhanced services. Telephone access lines in service at December 31, 1996 and 1995 increased by 3.6% and 2.9% respectively, over the prior year. In each case, business and Centrex line growth led the increases.

     Access Revenues

     Access service revenues received from interexchange carriers for their use of local exchange facilities in providing long distance service were $56,746,000 in 1996, an increase of $3,093,000 or 5.8% over the 1995 total of $53,653,000. In 1995, access service revenues increased $3,084,000 or 6.1% over the 1994 total of $50,569,000. These increases were due primarily to increased volume of access minutes which increased by 7.6% in 1996 and by 7.1% in 1995.

     Long Distance Revenues

     Long distance revenues in 1996 were $12,260,000, a decrease of $1,116,000 or 8.3% from the 1995 total of $13,376,000. In 1995, long distance revenues decreased $204,000 or 1.5% from the 1994 total of $13,580,000. Long distance revenues are received from providing services within the Company's service area, and are primarily message toll, private line services, and operator services. The 1996 decrease was mainly due to the cancellation of the AT&T operator service agreement as of December 1, 1995. Both 1996 and 1995 long distance revenues were affected by lower calling volumes.

                                                                  Form 10-K
Item 7.     Continued
------
     Wireless Communication Revenues

     Wireless communication services revenues were $18,710,000 in 1996, an increase of $4,650,000 or 33.1% from the 1995 total of $14,060,000. In
1995, wireless revenues increased $3,320,000 or 30.9% over the 1994 total of $10,740,000. These increases were due to a 36.7% increase in cellular subscriber lines in 1996 over 1995; in 1995, cellular subscriber lines increased 41.1% over 1994.

     Operating Expenses

     Total operating expenses were $133,490,000 in 1996, a decrease of $9,464,000 or 6.6% from 1995. Total operating expenses increased
$21,874,000 or 18.1% from 1994 to 1995.

     Depreciation expenses amounted to $36,989,000 in 1996, $32,859,000 in 1995, and $35,274,000 in 1994. The composite depreciation rate for property and equipment was 7.8% in 1996, 7.2% in 1995, and 7.1% in 1994. The higher rate for 1996 results from determining rates under generally accepted accounting principles. See Item 7, Extraordinary Item, page 10. The rate does not include the extraordinary charge in 1995 or the additional non-recurring depreciation recognized in 1994. In 1994, the Company recognized additional non-recurring depreciation of approximately $3,761,000 relating to cellular equipment. Due to changes in technology, customer growth, and usage demand, an agreement was made with AT&T to install a new system with digital and analog capacity in order to increase capacity and performance. The new system became operational in April 1995.

     Other operating expenses were $93,105,000 in 1996, $85,755,000 in 1995, and $82,681,000 in 1994. The increase from 1995 to 1996 was due primarily to an increase in commissions for a new directory yellow pages contract, growth in cellular operations, and software upgrades to central office switches. Costs of goods and services sold increased in both 1996 and 1995, resulting from increase product sales and greater discounts. Sales commissions and other costs of acquiring cellular customers also increased.

     Non-recurring restructuring charges, $1,552,000 from the operator services force reduction in September 1995 and $19,663,000 from the voluntary early retirement program recognized in December 1995, increased operating expenses $21,215,000 in 1995. See Item 7, Voluntary Early Retirement Program, on page 10.

     Taxes, other than payroll and income, are principally local property taxes. These taxes amounted to $3,396,000 in 1996, compared to $3,125,000 in 1995 and 1994.

     Income Taxes

     Income tax expenses in 1996 were $22,053,000, compared to $13,653,000 in 1995 and $18,936,000 in 1994. Income tax expense has remained proportionate to taxable income over the three-year period.

                                                                  Form 10-K
Item 7.     Continued
------
Extraordinary Item
------------------
     Financial Accounting Standard (FAS) 71, "Accounting for the Effects of Certain Types of Regulation," generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs by charging its customers rates prescribed by regulators and that competition will not threaten the recovery of those costs. Having achieved price regulation and recognizing potential increased competition, the Company decided, in the fourth quarter of 1995, that the principles prescribed by FAS 71 were no longer applicable. As a result of that decision, a non-cash, extraordinary charge of approximately $16,516,000, net of an income tax benefit of approximately $9,351,000 was incurred in December 1995.

     An increase to accumulated depreciation of approximately $13,305,000 after tax was necessary as the estimated useful lives prescribed by regulators were not appropriate considering the rapid rate of technological changes in the telecommunications industry. This increase to accumulated depreciation was determined by performing a study which identified inadequate accumulated depreciation levels by individual asset categories. The estimated useful lives of these individual asset categories were shortened to more closely reflect economically realistic lives.

     Upon adoption of FAS 109, "Accounting for Income Taxes," in 1993, adjustments were required to adjust excess deferred tax levels to the currently enacted statutory rates as regulatory liabilities and regulatory assets were recognized on the cumulative amount of tax benefits previously flowed through to ratepayers. These tax-related regulatory assets and liabilities were grossed up for the tax effect anticipated when collected at future rates. At the time the application of FAS 71 was discontinued, the tax-related regulatory assets and regulatory liabilities were eliminated with a net after-tax charge of $3,211,000, and the related deferred taxes were adjusted to reflect application of FAS 109 consistent with deregulated entities.

Voluntary Early Retirement Program
----------------------------------
     In November 1995, the Parent offered a voluntary early retirement program to eligible employees in an effort to position itself for the long term. The existing Pension Plan was enhanced by adding five years to both age and net credited service for eligible employees. In addition to normal pension payments, lump-sum payments and supplemental monthly payments will be provided. A total of 319 management and non-management employees of the Company accepted the offering. The Company recorded a reduction to its pension asset, the source of funding for the program, and recognized a pre-tax restructuring charge of $19,663,000, $11,854,000 after tax, in 1995.

     In July 1995, the Company announced its decision to reduce its operator service work force from 140 to approximately 50 employees by the end of 1995. Retirement and separation incentives and out-placement services were offered to the affected employees. As a result, the Company recognized a pre-tax restructuring charge in 1995 of $1,552,000, $937,000 net of tax.

                                                                  Form 10-K
Item 7.     Continued
------
Accounting Pronouncements
-------------------------
     There are no accounting pronouncemnts that have a material effect on the Company.

Item 8.     Financial Statements and Supplementary Data
------
                 See pages F-3 through F-22 herein.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
------      Financial Disclosure

                 None

                                                                  Form 10-K
                                PART III

Item 10.    Directors and Executive Officers of the Registrant
-------
     The following sets forth certain information about each director, including each person's business experience for the past five years. Information presented is stated as of February 28, 1997.

     All members of the Company's Board of Directors, or nominees for membership, are also members of or nominees for membership to the Board of Directors of the Parent.

                     NOMINEES FOR TERM TO EXPIRE IN 2000

WILLIAM W. COOK, JR.; Director since 1981; Age 60; Beatrice, Nebraska. Mr. Cook is Chairman and Chief Executive Officer of Beatrice National Bank & Trust Co., of Beatrice, Nebraska, and has held such position since 1993.
He was President and Chief Executive Officer of such company from 1971 to 1997.

CHARLES N. WHEATLEY; Director since 1993; Age 46; Chicago, Illinois. Mr. Wheatley is President and Chief Executive Officer of Sahara Enterprises, Inc. (a diversified holding company) and has held such position since July, 1992. He was Vice President and Secretary of Sahara Enterprises, Inc. from 1985 to July 1992. Mr. Wheatley is a Director of Sahara Enterprises, Inc.

THOMAS C. WOODS, III; Director since 1979; Age 51; Lincoln, Nebraska. Mr. Woods is Chairman of the Board of the Parent and of the Company. He was the Parent's Vice Chairman of the Board-Corporate Relations and
Communications from March 1990 to April 1993. Mr. Woods is a director of Sahara Enterprises, Inc.

                       PRESENT TERM EXPIRES IN 1998

CHARLES R. HERMES; Director since 1992; Age 54; Hastings, Nebraska. Mr. Hermes is President of Dutton-Lainson Company (wholesale electrical and plumbing supplies, and a manufacturer of hardware and marine specialties) of Hastings, Nebraska, and has held such position since 1974.

FRANK H. HILSABECK; Director since 1990; Age 52; Lincoln, Nebraska. Mr. Hilsabeck is President and Chief Executive Officer of the Parent, is President of the Company, and is Chairman of the Board of Cellular, Systems, Midwest, and Prairie. He was the Parent's President and Chief Operating Officer from March 1991 to May 1993, and was President-Telephone Operations from March 1990 to March 1991.

PAUL C. SCHORR, III; Director since 1973; Age 60; Lincoln, Nebraska. Mr. Schorr is President and Chief Executive Officer of ComCor Holding
Incorporated (an electrical contractor specializing in construction consulting services) of Lincoln, Nebraska, and has held such position since 1989. Mr. Schorr is Chairman and Chief Executive Officer of Austins Steaks & Saloon, Inc.

                                                                  Form 10-K
Item 10.     Continued
-------
JAMES W. STRAND; Director since 1990; Age 50; Lincoln, Nebraska. Mr. Strand is President-Diversified Operations of the Parent, Executive Vice President-Marketing and Customer Services of the Company, President of Prairie and Midwest, and Vice Chairman of the Board of Cellular.

                      PRESENT TERM EXPIRES IN 1999

DUANE W. ACKLIE; Director since 1983; Age 65; Lincoln, Nebraska. Mr. Acklie is Chairman of Crete Carrier Corporation (a motor carrier) of Lincoln, Nebraska, and has held such position since 1991. He was President and Chief Executive Officer of Crete Carrier Corporation from 1971 to 1991.
 Mr. Acklie is Chairman of the First National Bank of Lincoln, Nebraska.

TERRY L. FAIRFIELD; Director since 1993; Age 48; Lincoln, Nebraska. Mr. Fairfield is President and Chief Executive Officer of the University of Nebraska Foundation, Lincoln, Nebraska. He has held such position since 1987.

JOHN HAESSLER; Director since 1993; Age 60; Lincoln, Nebraska. Mr. Haessler is President and Chief Executive Officer of Woodmen Accident and Life Company of Lincoln, Nebraska, and has held such position since 1986. (See Note 1 below.)

WILLIAM C. SMITH; Director since 1983; Age 63; Lincoln, Nebraska. Mr. Smith retired in 1989 from the position of Chairman and Chief Executive Officer of FirsTier Financial, Inc. of Omaha, Nebraska, a position which he had held since 1988. Mr. Smith is currently self-employed in business and financial consulting.

LYN WALLIN ZIEGENBEIN; Director since 1992; Age 44; Omaha, Nebraska. Mrs. Ziegenbein is Executive Director of the Peter Kiewit Foundation of Omaha, Nebraska, and has held such position since 1983. (See Note 2 below.)
------------------------
     Note 1. Woodmen Accident and Life Company is the insurer from which the Parent and the Company purchase key man life insurance and employee group life insurance. The total net premiums paid for such insurance coverages in 1996 were $1,506,199. The Parent believes that the rates paid for such insurance are comparable to market rates.

     Note 2. The Woods & Aitken law firm, in which Mr. John H. Ziegenbein, the husband of Mrs. Ziegenbein, is of counsel, provided legal services to the Parent, the Company, Systems, Cellular, Midwest, and Prairie during 1996, for which it received fees in the amount of $205,599.

BOARD OF DIRECTORS AND COMMITTEE MEETINGS

     During 1996, six meetings of the Board of Directors were held. The Parent has no standing nominating committee, but does have the following three standing committees:

                                                                  Form 10-K
Item 10.     Continued
-------
Executive Committee

     The Executive Committee, in accordance with By-Law 16 of the Company's By-Laws, and subject to the limitations of the Nebraska Business Corporation Act, possesses and may exercise all powers of the Board of Directors. The Committee did not meet during 1996. Committee members during 1996 were: Frank H. Hilsabeck, Chairman; William W. Cook, Jr.; Paul
C. Schorr, III; and William C. Smith.

Audit Committee

     The Audit Committee recommends the independent auditors for the Parent to the full Board of Directors, reviews the scope of the audit and approves the fees for the auditors. In addition, the Committee reviews the work of the Parent's Internal Audit Section. The Committee met three times during 1996. Committee members during 1996 were: Charles R. Hermes, Chairman; Terry L. Fairfield; John Haessler; and Charles N. Wheatley.

Executive Compensation Committee

     The Executive Compensation Committee reviews and makes recommendations to the full Board of Directors for compensation levels of the Parent's officers and administers the 1989 Stock and Incentive Plan in which executive officers and other key employees participate. The Committee met four times during 1996. Committee members during 1996 were: Duane W. Acklie, Chairman; Paul C. Schorr, III; Charles N. Wheatley; and Lyn Wallin Ziegenbein.

Pension Investment Review Committee

     The Pension Investment Review Committee reviews the allocation of assets, recommends the engagement of professional investment managers, and reviews and evaluates the performance of each asset class and the investment managers. The Committee met four times during 1996. Committee members during 1996 were: William C. Smith, Chairman; James E. Geist; Donald H. Pegler, Jr.; and Lyn Wallin Ziegenbein.

Executive Officers of Registrant
--------------------------------                                 First Year
                                                                 In Present
Officer               Age   Position Held                          Office
-------               ---   -------------                          ------
Frank H. Hilsabeck    52    President and Director                   1993

James W. Strand       50    Executive Vice President-Marketing       1990
                            and Customer Services and Director

Robert L. Tyler       61    Senior Vice President-Chief Financial    1991
                            Officer

Bryan C. Rickertsen   49    Vice President-Technology                1995

Michael J. Tavlin     50    Vice President-Treasurer and Secretary   1986

                                                                  Form 10-K
Item 10.     Continued
-------
Term of office of above named executive officers: At the meeting of the Board of Directors each year held immediately following the Annual Meeting of Stockholders, the officers are elected to serve for the ensuing year, or until their successors are duly elected and qualified.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
     Other than Thomas C. Woods, III who, as a co-personal representative of the Estate of Thomas C. Woods, Jr., is the beneficial owner of 12 shares of the Company's 5% Preferred Stock, no current officer or director of the Company beneficially owns any shares of Preferred Stock of the Company. In making the foregoing statements, the Company has relied on the representations of such officers and directors.

Item 11.     Executive Compensation
-------
     The following Summary Compensation Table shows the compensation for the past three years for each of the Company's five most highly compensated executive officers, including the Company's Chief Executive Officer (the "named executive officers"). All of the five named executive officers are also officers of the Parent. All compensation of such officers is paid by the Parent and is reported herein. The Parent collects from the Company fees for management services provided to the Company, which fees recover a portion of the compensation and expenses paid by the Parent, including compensation of these officers. The amounts collected from the Company are based upon approximations of time spent in managing the Company's activities. The percentage of the named executive officers' compensation paid by the Company to the Parent for 1994 through 1996 is set forth in following footnote (1).

                                                                  Form 10-K
Item 11.     Continued
-------

                                SUMMARY COMPENSATION TABLE
                                                   Long Term Compensation
                            Annual Compensation            Awards
                                                              Number of
                                                              Securities
                                                              Underlying
                                               Restricted       Stock      All Other
Name and                      Salary    Bonus     Stock        Options   Compensation
Principal Position      Year  ($) (1)  ($) (2)     ($)(3)       (#)(4)     ($)(5)
Frank H. Hilsabeck      1996  300,000   45,001     44,999       17,900       4,500
President & Chief       1995  270,000   61,392     61,368       16,350       4,500
Executive Officer       1994  225,000   52,210     52,190            0       4,500
and Director

James W. Strand         1996  200,000   19,812     19,788        8,950       4,500
President-Diversified   1995  184,800   27,611     27,589        8,400       4,500
Operations and Director 1994  154,000   22,872     22,848            0       4,500

Robert L. Tyler         1996  150,000   13,208     13,192        5,800       4,500
Senior Vice President-  1995  138,000   18,19      18,167        5,450       4,140
Chief Financial Officer 1994  124,000   16,804     16,796            0       3,720

Bryan C. Rickertsen     1996  125,000   10,200     10,200        4,100       3,750
Vice President-         1995  100,250   11,109     11,091        1,900       3,008
Technology              1994   85,700    8,402      8,398            0       2,571

Michael J. Tavlin       1996  113,000    7,036      7,004        3,700       3,390
Vice President-         1995  107,000   12,610     12,591        3,550       3,210
Treasurer & Secretary   1994  101,000   12,015     11,985            0       3,030

_____________________________
(1) The percent of compensation paid by the Company to the following Parent officers for 1994 through 1996 is as follows:

        Name                    1996        1995        1994

        Frank H. Hilsabeck      85.5%       85.5%       90.7%
        James W. Strand         50.0%       45.0%       40.0%
        Robert L. Tyler         85.3%       88.4%       87.3%
        Bryan C. Rickertsen    100.0%      100.0%      100.0%
        Michael J. Tavlin       58.0%       70.0%       80.0%

(2) The Parent's 1989 Stock and Incentive Plan (the "Plan") is administered by the Executive Compensation Committee of the Parent's Board of Directors (the "Committee") constituted of members of such Board not eligible to participate in the Plan, and permits the award of Short-Term Incentives, Stock Options, Stock Appreciation Rights and Restricted Stock. The bonus amounts shown reflect the cash bonus amounts paid pursuant to the terms of the Plan attributable to the fiscal years of the Company shown. On April 26, 1989, the stockholders of the Parent approved the Plan.

                                                                  Form 10-K
Item 11,     Continued
-------
(3) Pursuant to the terms of the Plan, a participant may elect to receive up to forty percent (40%) of the amount of any Short-Term Incentive award in Restricted Stock of the Parent. Each of the listed individuals has so elected. When a participant elects to receive such portion of such award in shares of Restricted Stock, the number of shares awarded is based upon the closing price of the Parent's Common Stock as of the date of award, and the number of shares awarded is increased by a multiple determined by the Committee, which for each of the years shown was 1.5 times the stock portion. The dollar value of the Restricted Stock awards are attributable to the Company's fiscal year as indicated. The percentage of such awards allocated to the Company for 1994 through 1996 is shown in footnote
     (1) to the Summary Compensation Table. The number of shares of Restricted Stock awarded and values thereof for each named executive officer and the aggregate value as of December 31, 1996, are as follows:

                                Number of Restricted Shares
Name                 1994 Award   1995 Award   1996 Award   Aggregate Value
----                 ----------   ----------   ----------   ---------------
Mr. Hilsabeck          3,070        2,905        2,647          $146,574
Mr. Strand             1,344        1,306        1,164            64,838
Mr. Tyler                988          860          776            44,608
Mr. Rickertsen           494          525          600            27,523
Mr. Tavlin               705          596          412            29,121
                       -----        -----        -----           -------
     Totals            6,601        6,192        5,599          $312,664

     The restrictions against sale, transfer, pledge or assignment of the Restricted Stock will lapse, and the awards have vested or will vest as follows: 1994 Awards - January 31, 1997; 1995 Awards - January 31, 1998; and 1996 Awards - January 29, 1999. Restrictions will lapse sooner if the participant dies, becomes disabled, retires or there is a change in control of the Parent during the period of restriction.

     Dividends are paid during the period of restriction on the shares of Restricted Stock to the executive officer holding such shares and voting rights may be exercised.

(4) The options shown for 1995 were awarded on March 15, 1995, and the options awarded for 1996 were awarded on July 1, 1996. The awards were not attributed to any past performance.

(5) The Parent maintains a 401(k) Savings and Stock Ownership Plan for the benefit of its non-union-eligible employees, including the named executive officers. Pursuant thereto the Parent (a) has contributed 1.75% of the employee's base salary in the form of the Parent's Common Stock for the employee's benefit (to the following maximum base salary amounts: 1994 - $150,000; 1995 - $150,000; and 1996 - $150,000; and
     (b) has contributed on a matching basis, at the rate of .25% for each 1% of the employee's salary contributed to the 401(k) account, up to a maximum of 1.25% of such salary contribution. Such match is also made in shares of the Parent's Common Stock.

                                                                  Form 10-K
Item 11.     Continued
-------
     The Parent has in effect the Plan which was approved by the Parent's stockholders and pursuant to which options to purchase shares of Common Stock of the Parent are granted to officers and other key employees of the Parent and its subsidiaries.

     The following table shows information concerning the exercise of stock options by each of the named executive officers during the 1996 fiscal year, and the number of unexercised options existing at the end of the year 1996 for each of the named executive officers, and the 1996 year-end value of unexercised options.

                          OPTION EXERCISES IN FISCAL 1996
                       AND FISCAL 1996 YEAR-END OPTION VALUE

                                    Number of
                               Securities Underlying   Value of Unexercised
                               Unexercised Options at  In-The-Money Options
                                   12/31/96 (#)              12/31/96
                Shares Acquired
Name            on Exercise   Realized  Exerci-  Unexer-  Exerci-  Unexer-
                     (#)        ($)      sable   cisable   sable   cisable
Frank H. Hilsabeck    0          0      17,500   34,250   84,125    12,650
James W. Strand       0          0      11,900   17,350   55,575     6,438
Robert L. Tyler       0          0      12,300   11,250   59,150     4,175
Bryan C. Rickertsen   0          0       6,400    6,000   31,200     1,975
Michael J. Tavlin     0          0       8,100    7,250   37,925     2,700

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

                                   PENSION PLAN TABLE
                      Estimated Annual Pension at Normal Retirement
                     Age for Representative Years of Credited Service
Highest      15 yrs   20 yrs   25 yrs   30 yrs   35 yrs   40 yrs   45 yrs   50 yrs
Consecutive  Service  Service  Service  Service  Service  Service  Service  Service
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

                                                                  Form 10-K
Item 11.     Continued
-------
     Compensation covered by the Pension Plan is a participant's salary, as shown in the Summary Compensation Table on page 15 herein, (whether or not such compensation has been deferred at participant's election). Benefits are based on a participant's average compensation for five consecutive years, or, in the case of a participant who has been employed for less than five full years, the period of his employment covered by the Pension Plan. Under the Pension Plan, only salary as shown in the Summary Compensation Table up to the limits imposed by the Internal Revenue Code is taken into account. The 1996 compensation limit applicable to the Pension Plan is $150,000.

     Included in the information reflected in the above table are the supplemental retirement benefits which the Parent provides pursuant to an Executive Benefit Plan for the benefit of Messrs. Hilsabeck, Strand, Tyler, Rickertsen, Tavlin, and certain other executive officers. The Executive Benefit Plan also provides pre-retirement death benefits and long-term disability benefits. Pension benefits which exceed the limitations imposed by the Internal Revenue Code are payable under the Executive Benefit Plan. All pension benefits payable under the Executive Benefit Plan will be paid outside the Pension Plan as an operating expense.

     The named executive officers have the following years of service with the Company as of December 31, 1996: Frank H. Hilsabeck, 29; James W. Strand, 23; Robert L. Tyler, 37; Bryan C. Rickertsen, 17; and Michael J. Tavlin, 10 years.

                          COMPENSATION OF DIRECTORS

     Full-time officers of the Company do not receive additional compensation for serving as members of the Board of Directors of the Company. No additional compensation is paid if a full-time officer serves on any committee of such Board of Directors.

     Effective April 26, 1995, non-employees serving as members of the Parent's Board of Directors are paid: (a) an annual retainer of $8,400, paid in monthly installments of $700; (b) an additional fee of $700 for attendance at each meeting of the Board; (c) an additional fee of $1,000 for attendance at any meeting of a Board Committee by the Committee Chairman; (d) an additional fee of $700 for attendance at any meeting of a Board Committee by other Committee members; and (e) reimbursement of expenses incurred in connection with such meetings. Non-employee Directors of the Parent are not compensated for serving as Directors of the Company.
 Total fees paid to Directors in 1996 were $165,400.

                  EMPLOYMENT CONTRACTS AND TERMINATION OF
               EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Parent has agreements with Messrs. Hilsabeck, Strand, Tyler, Rickertsen, and Tavlin which provide that the executive is entitled to benefits if, after a change in control (as defined), the executive officer's employment is ended through (i) termination by the Parent other than by reason of death or disability or for cause (as defined), or (ii)

                                                                  Form 10-K
Item 11.     Continued
-------
termination by the executive officer following the first anniversary of the change in control or due to a breach of the agreement by the Parent or a significant adverse change in his responsibilities. As used in such agreements, (a) "change in control" means (i) if any person is or becomes a thirty percent beneficial owner of the Parent or (ii) a change in a majority of the members of the Board of Directors of the Parent over a two consecutive year period; and (b) "cause" means termination of an executive's employment by the Parent after a change in control based upon willful and intentional conduct causing serious injury to the Parent, conviction for a felony or willful and unreasonable neglect or refusal to perform the executive's duties. The benefits provided are: (a) a cash termination payment of up to three times the sum of executive officer's annual salary and his highest annual bonus during the three years before the termination and (b) continuation of equivalent hospital, medical, dental, accident, disability and life insurance coverage as in effect at the termination. The agreements provide that if any portion of the benefits under the agreements or under any other agreement would constitute an "excess parachute payment" for purposes of the Internal Revenue Code of 1986 (the "Code"), benefits are reduced so that the executive officer is entitled to receive $1.00 less than the maximum amount which he can receive without becoming subject to the 20% excise tax imposed by the Code or which the Parent may pay without loss of deduction under the Code.

     In accordance with agreements pursuant to the Parent's Executive Benefit Plan, in the event of a change in control of the Parent, entitlement to benefits payable to the named executive officers shall become vested, provided that such employee shall comply with specified non-competition and confidentiality requirements of such agreements. The vested amount shall equal 25% of average final compensation irrespective of the employee's net credited service on the date of employee's retirement. If after the change of control the employee's employment is terminated for reasons other than death or retirement, the vested 25% of average final compensation shall be payable on the later of his attaining age 60 or his date of termination.

     EXECUTIVE COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Executive Compensation Committee of the Board is responsible for all aspects of the Company's compensation package offered to its corporate officers, including the named executive officers. The following report was approved by the members of the Executive Compensation Committee.

     Compensation Policies. The Parent's principal executive compensation objective is to compensate executive officers in a manner that will attract and retain the services of an outstanding management team and provide incentives to motivate superior performance by key employees. In light of that objective, the Executive Compensation Committee of the Board of Directors (the "Committee"), which also serves as the executive compensation committee for the Company (the principal subsidiary of the Parent), has approved a compensation program for the Parent's executive officers consistent with the policies described below. There are currently seven executive officers (including one person who is an employee of the Company).

                                                                  Form 10-K
Item 11.     Continued
-------
     To attract and retain employees, the Parent's compensation program provides a base salary and an overall compensation package that are intended to be competitive and are based upon the following factors.
First, the Committee reviews the financial performance of the Parent as compared to the peer group of telecommunications companies (as shown in the Performance Graph on page 20 which graphically illustrates returns on investments by stockholders over a five-year period, including reinvestment of dividends). Second, the Committee reviews competitive, legislative, regulatory, and operational issues which the Parent has faced during the past fiscal year, or will face during the ensuing fiscal year. In its discussions, the Committee evaluates the proactive and reactive actions of the executive officers concerning these first two factors and subjectively incorporates the evaluation into its compensation decisions. Third, and most important to the Committee's considerations, the Committee considers surveys of executive compensation obtained from available sources. Such surveys take into account both the telecommunications industry and other industries nationwide. The surveys include the five mid-sized telecommuni-cations companies in the Parent's peer group, as well as a number of other similarly sized companies in telecommunications or related industries. The 1994, 1995, and 1996 surveys indicated that the compensation of the Parent's Chief Executive Officer was significantly below the mid-point of the survey results after giving consideration to the size of the Parent compared to the size of the companies in the survey. Certain other officers were also below the mid-point of the survey results. The Commit-tee's actions concerning 1996 salary level adjustments for these officers included steps to more closely align the salary of the Chief Executive Officer and other Parent officers with the mid-point of the survey results.

     To provide incentives to motivate performance, the Parent's executive compensation program establishes a direct relationship between compensation and the Parent's performance and encourages executives to acquire an ownership interest in the Parent. Pursuant to the provisions of the Plan, eligible executives, who have been chosen in advance by the Committee, receive a portion of their compensation in the form of incentive awards ("Short-Term Incentive awards"). The amounts of such Short-Term Incentive awards are established in accordance with ranges of earnings and return on equity realized by the Parent as pre-determined by the Committee. The minimum return on equity required to award short-term incentives for 1996 was 15%. In 1996, the Parent's earnings and return on equity yielded an aggregate short-term incentive pool of $231,750 or 14.4% of composite salaries for eligible executives. The portion of such incentive pool received by an executive is based on his or her position of responsibility and individual performance.

      Further, to align the interests of executives with stockholder interests and to provide a means for the acquisition of an ownership interest in the Parent, executives are encouraged to elect to receive up to 40% of the cash portion of the Short-Term Incentive awards in Restricted Stock of the Parent. If such an election is made, the Committee may increase the stock portion of the award by a multiple not to exceed two times such stock portion. For 1996, the Committee determined 1.5 to be an appropriate multiple to be applied to the stock portion of the award to incent ownership, and in view of the two-year period of restrictions.

                                                                  Form 10-K
Item 11.     Continued
-------
Finally, the Committee may grant stock options under the Plan to key executives in amounts that are competitive based upon market considerations, which are exercisable after three years.

     Chief Executive Officer Compensation.  The compensation for Mr. Frank
H. Hilsabeck, President and Chief Executive Officer, reported for 1996 reflects the application of the policies described above.

     Mr. Hilsabeck also received a Short-Term Incentive award for 1996. On December 13, 1995, the Committee adopted performance goals for the Parent for 1996 for purposes of the Parent's Short-Term Incentive awards. As a result of the Parent's earnings and return on equity and his performance in 1996, Mr. Hilsabeck received a Short-Term Incentive award of $75,000 or approximately 32.4% of the aggregate award.

     Consistent with the Parent's desire to encourage acquisition of an ownership interest in the Parent, Mr. Hilsabeck elected to receive Restricted Stock pursuant to the Plan to the maximum permitted of 40% of the Short-Term Incentive award. The Committee had previously determined to increase the value of the portion of the award used for the granting of Restricted Stock by a multiple of 1.5, thereby enabling Mr. Hilsabeck to receive Restricted Stock with a value of $45,001, as well as a cash award of $44,999. As of December 31, 1996, Mr. Hilsabeck held unvested Restricted Stock with an aggregate value of $146,574, including the 1996 award.

     Mr. Hilsabeck also participated in other employee benefit plans available to other executive officers during 1996, which the Committee believes are competitive, including the Pension Plan, Executive Benefit Plan, the 401(k) Savings and Stock Ownership Plan and life and health insurance programs.

     Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code (the "Code") eliminates, subject to certain exceptions, the deductibility of executive compensation to the extent that any executive's compensation for any year exceeds $1 million. Exceptions to amounts included in executive compensation for purposes of Section 162(m) involve various types of performance-based compensation. As noted above, it is the Executive Compensation Committee's policy to base a substantial amount of executive compensation on the Parent's performance. Currently the cash compensation levels for the Parent's executive officers fall significantly below $1 million. In the event that in the future the annual remuneration of any executive of the Parent approaches $1 million, the Committee will consider the various alternatives to preserving the deductibility of compensation payments to the extent reasonably practicable and consistent with its compensation objectives.

      Members of the Executive Compensation Committee for 1996 were:

            Duane W. Acklie, Chairman          Charles N. Wheatley
            Paul C. Schorr, III                Lyn Wallin Ziegenbein

                                                                  Form 10-K
Item 11.     Continued
-------
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Executive Compensation Committee are identified above. Mrs. Ziegenbein, a member of the Executive Compensation Committee, is the spouse of John H. Ziegenbein, of counsel in the law firm of Woods & Aitken. Woods & Aitken acted as outside counsel for the Parent for 1996 for which it received fees of $205,599.

                             PERFORMANCE GRAPH

     The following graph sets forth a comparison of the cumulative total stockholder return by quarter, commencing December 1991 and ending December 1996, on an investment of $100 in (a) shares of the Parent's Common Stock; (b) shares of Standard & Poor's telephone company composite;
(c) shares of Standard & Poor's 500 company composite; and (d) shares of the Parent's telephone company peer group identified below. The cumulative total market appreciation includes the cumulative amount of dividends for the five-year period, assuming dividend reinvestment.

          [COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN GRAPH]

                        Dec-91   Dec-92   Dec-93   Dec-94   Dec-95   Dec-96
Aliant Communications
 Inc.                    $100     $115     $168     $160     $205     $171
S&P 500                  $100     $108     $118     $120     $165     $203
S&P Telephone Index      $100     $110     $127     $121     $183     $185
Custom Composite Index
(5 Stocks)               $100     $121     $141     $145     $179     $193

The 5-Stock Custom Composite Index consists of Alltel Corp., Century Telephone Enterprise, Cincinnati Bell Inc., Frontier Corp., and Southern New England Telecommunications.

Item 12.     Security Ownership of Certain Beneficial Owners and Management
-------
(a)  Security Ownership of Certain Beneficial Owners.
     -----------------------------------------------
     As of December 31, 1996, the owner of more than 5% of the Company's Common Stock was as follows:

           Name and Address        Amount & Nature of           Percent
          of Beneficial Owner     Beneficial Ownership          of Class
          -------------------     --------------------          --------
      Aliant Communications Inc.       1,000 shares                100%
      1440 M Street
      Lincoln, Nebraska 68508

                                                                  Form 10-K
Item 12.     Continued
-------
(b)  Security Ownership of Management.
     --------------------------------
     Other than Thomas C. Woods, III who, as a co-personal representative of the Estate of Thomas C. Woods, Jr., is the beneficial owner of 12 shares of the Company's 5% Preferred Stock, no shares of the Company's 5% Preferred Stock are owned by Management. Set forth below is a table indicating as of February 28, 1997, the shares of Common Stock of the Parent, beneficially owned by each director and nominee; each of the named executive officers; and directors, nominees, and executive officers of the Company as a group.
                                              Amount and
                                              Nature of
Name of Beneficial          Principal         Beneficial         Percent of
      Owner                 Position       Ownership (Note 1)       Class
------------------          --------       ------------------       -----
Thomas C. Woods, III    Chairman of the          47,244 Direct       8.9%
                        Board and Director    3,187,058 Indirect*    Note 3

Frank H. Hilsabeck      President & Chief        32,403 Direct       Note 2
                        Executive Officer           379 Indirect*
                        and Director

James W. Strand         Executive Vice President 16,576 Direct       Note 2
                        Marketing & Customer      8,067 Indirect*
                        Services and Director

Robert L. Tyler         Senior Vice              21,403 Direct       Note 2
                        President-Chief           4,073 Indirect*
                        Financial Officer

Bryan C. Rickertsen     Vice President-          16,891 Direct       Note 2
                        Technology                1,580 Indirect*

Michael J. Tavlin       Vice President-          16,577 Direct       Note 2
                        Treasurer and Secretary   2,390 Indirect*

Duane W. Acklie         Director                128,172 Direct       Note 2
                                                 61,950 Indirect*

William W. Cook, Jr.    Director                  7,233 Direct       Note 2
                                                  1,102 Indirect*

Terry L. Fairfield      Director                   None Direct        Notes
                                                 29,456 Indirect*     2 & 4

James E. Geist          Director                 23,932 Direct       Note 2
                                                 31,769 Indirect*

John Haessler           Director                  7,000 Direct        Notes
                                                252,432 Indirect*     2 & 4

Charles R. Hermes       Director                  2,000 Direct       Note 2
                                                 34,692 Indirect*

                                                                  Form 10-K
Item 12.     Continued
-------
                                              Amount and
                                              Nature of
Name of Beneficial          Principal         Beneficial         Percent of
      Owner                 Position       Ownership (Note 1)       Class
------------------          --------       ------------------       -----

Donald H. Pegler, Jr.   Director                 10,800 Direct       Note 2
                                                 40,000 Indirect

Paul C. Schorr, III     Director                  1,867 Direct       Note 2
                                                 28,370 Indirect*

William C. Smith        Director                  2,400 Direct       Note 2
                                                   None Indirect

William C. Smith        Director                  2,400 Direct       Note 2
                                                   None Indirect

Charles N. Wheatley     Director                   None Direct       8.8%
                                              3,218,520 Indirect*    Note 3

Lyn Wallin Ziegenbein   Director                  4,000 Direct       Note 2
                                                     10 Indirect*

All Directors and
Executive Officers
as a Group (17 persons) TOTAL                  4,063,570 **           11.2%

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

     Note 1. Approximate number of shares of Common Stock owned, directly or indirectly, as of February 28, 1997. This information has been furnished by each Director or Officer. Also includes all Short-Term Incentive awards of Restricted Stock of the Corporation under the 1989 Stock and Incentive Plan (the "Plan") and any Long-Term Incentive awards of Stock Options under the Plan which are exercisable within 60 days of the date hereof, in the following amounts: Frank H. Hilsabeck, 17,500;
James W. Strand, 11,900; Robert L. Tyler, 12,300; Bryan C. Rickertsen, 6,400; and Michael J. Tavlin, 8,100.

     Note 2. Owns less than one percent of the Corporation's outstanding Common Stock.

                                                                  Form 10-K
Item 12.     Continued
-------
     Note 3. The shares of the Corporation's Common Stock shown as indirectly owned by Messrs. Woods and Wheatley are held as follows:
3,176,776 shares included in each individual's indirect ownership total were held of record by Sahara Enterprises, Inc., as of February 28, 1997. Messrs. Woods and Wheatley each serve as Directors and Mr. Wheatley serves as President and Chief Executive Officer of Sahara Enterprises, Inc. The balance of Mr. Woods' indirect ownership is held by his spouse or held in trust. The balance of Mr. Wheatley's indirect ownership consists of shares held as trustee of various Woods family trusts.

     Note 4. The shares of the Parent's Common Stock shown as indirectly owned by Mr. Fairfield include 29,456 shares held by the University of Nebraska Foundation, of which Mr. Fairfield is President and Chief Executive Officer. The shares of the Parent's Common Stock shown as indirectly owned by Mr. Haessler include 252,432 shares held by Woodmen Accident and Life Company, a mutual insurance company, of which Mr. Haessler is President and Chief Executive Officer.

(c)  Changes in control.

          None.

Item 13.  Certain Relationships and Related Transactions
-------
(a)  Transactions with Management and Others.
     ---------------------------------------
          See pages 24 through 26 herein.

(b)  Certain Business Relationships.
     ------------------------------
          See pages 24 through 26.

(c)  Indebtedness of Management.
     --------------------------
          Not applicable.

(d)  Transactions with Promoters.
     ---------------------------
          Not applicable.

                                                                  Form 10-K

                                  PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
-------      Form 8-K

(a)  The following documents are filed as part of this report:
                                                                Page(s)
                                                            in this Annual
                                                           Report Form 10-K
                                                           ----------------
1.  Financial Statements:
    Independent Auditors' Report                                    F-2
    Balance Sheets, December 31, 1996 and 1995                      F-3
    Statements of Earnings, Years ended December 31, 1996,
     1995, and 1994                                                 F-4
    Statements of Stockholder's Equity,
     Years ended December 31, 1996, 1995, and 1994                  F-5
    Statements of Cash Flows
     Years ended December 31, 1996, 1995, and 1994               F-6 - F-7
    Notes to Financial Statements, December 31, 1996, 1995,
     and 1994                                                    F-8- F-22
 2.  Financial Statement schedules required by Item 8 of this form.

    Independent Auditors' Report                                    S-3

    Schedule II - Valuation and Qualifying Accounts -
         Years ended December 31, 1996, 1995,
         and 1994                                                   S-4

     All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the financial statements and notes thereto.

 3. The following exhibits are filed herewith or are incorporated by reference herein.

     Exhibit 2: Current report on Form 8-K as filed on August 1, 1996, reporting the Registrant's corporate name change from The Lincoln Telephone and Telegraph Company to Aliant Communications Co.

     Exhibit 3:  Articles of Incorporation and By-Laws

                 Certificate of Incorporation as amended effective September 3, 1996, was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996; and By-Laws as amended through December 14, 1994, were filed as an exhibit to the Company's Form 10K/A for the year ended December 31, 1994.

                                                                  Form 10-K
Item 14.     Continued

     Exhibit 4: Instruments Defining the Rights of Security Holders, including Indentures

                 The Indenture (incorporated by reference to Exhibit 4.4 to the Parent's Form 10-K for year ended December 31, 1990) and Supplemental Indenture Eleven dated June 1, 1990 (incorporated by reference to the Parent's Form 10-K for the year ended December 31, 1990).

     Exhibit 10: Material Contracts

                 The 1989 Stock and Incentive Plan approved by the Parent's stockholders on April 26, 1989, was filed as an exhibit to Form S-8, File 33-39551, effective March 22, 1991, and is incorporated herein by this reference. A specimen of the Executive Benefit Plan agreement, as amended through January 1, 1993, provided to the executive officers and director-level managers of the Company, and a specimen of the Key Executive Employment and Severance Agreement provided to the executive officers of the Parent and its affiliates on December 23, 1987, was filed as an exhibit to the Parent's Form 10-K for the year ending December 31, 1992, and is incorporated herein by reference.

     Exhibit 24: Powers of Attorney

     Exhibit 27: Financial Data Schedule

     Exhibits 9, 11, 12, 16, 18, 19, 22, 23 and 28 are not applicable.

(b) All exhibits required by Item 601 of Regulation S-K are incorporated by reference or attached as indicated in paragraph (a) 3 above.

(c)  Not applicable.

                                                                  Form 10-K

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALIANT COMMUNICATIONS CO.

By   /s/ Robert L. Tyler             Date        March 31, 1997
     -----------------------------           -------------------------
     Robert L. Tyler, Senior Vice President
       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                Title                     Date

   Duane W. Acklie           Director
   William W. Cook, Jr.      Director
   Terry L. Fairfield        Director
   James E. Geist            Director
   John Haessler             Director
   Charles R. Hermes         Director               March 31, 1997
   Donald H. Pegler, Jr.     Director
   Paul C. Schorr, III       Director
   William C. Smith          Director
   James W. Strand           Director
   Charles N. Wheatley       Director
   Thomas C. Woods, III      Director
   Lyn Wallin Ziegenbein     Director


                                                  By /s/ Michael J. Tavlin
                                                     ---------------------
                                                       Attorney-in-Fact


/s/ Frank H. Hilsabeck       Principal Executive
-----------------------      Officer and Director
    Frank H. Hilsabeck

/s/ Robert L. Tyler           Principal Financial
--------------------          Officer
    Robert L. Tyler

/s/ Michael J. Tavlin
----------------------        Officer
    Michael J. Tavlin

                          ALIANT COMMUNICATIONS CO.

                            Financial Statements

                       December 31, 1996, 1995 and 1994

                  (With Independent Auditors' Report Thereon)

KPMG Peat Marwick LLP
233 South 14th Street, Suite 1600
Lincoln, NE  68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE  68102


                       INDEPENDENT AUDITORS' REPORT


The Board of Directors
Aliant Communications Co.:


We have audited the accompanying balance sheets of Aliant Communications Co. as of December 31, 1996 and 1995, and the related statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aliant Communications Co. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 2 to the financial statements, the Company discontinued applying the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, in 1995.

/s/ KPMG Peat Marwick LLP

February 7, 1997

                        ALIANT COMMUNICATIONS CO.
                              Balance Sheets
                       December 31, 1996 and 1995

                    Assets                                  1996        1995
                                                          (Dollars in thousands)
Current assets:
  Cash and cash equivalents                            $  17,865      13,496
  Temporary investments, at cost                           6,687      11,525
  Receivables, net of allowance for doubtful
   receivables of $159,000 in 1996 and $155,000 in 1995   26,966      29,878
  Materials, supplies and other assets                     5,398       5,123
  Due from affiliated company                              1,987         709
  Income tax recoverable                                     -           485
                                                         -------     -------
          Total current assets                            58,903      61,216
                                                         -------     -------
Property and equipment                                   496,814     477,291
  Less accumulated depreciation and amortization         274,909     254,412
                                                         -------     -------
          Net property and equipment                     221,905     222,879
Investments and other assets                                 409         339
Deferred charges                                          12,427       9,180
                                                         -------     -------
                                                       $ 293,644     293,614
                                                         =======     =======

     Liabilities and Stockholder's Equity
Current liabilities:
  Note payable to bank                                 $     -         8,000
  Accounts payable and accrued expenses                   43,536      44,230
  Income taxes payable                                     3,374         -
  Dividends payable                                        7,056       6,556
  Advance billings and customer deposits                   7,056       6,456
                                                         -------     -------
          Total current liabilities                       61,022      65,242
                                                         -------     -------
Deferred credits:
  Unamortized investment tax credits                       1,929       2,696
  Deferred income taxes                                    1,310       4,769
  Other                                                   51,937      52,264
                                                         -------     -------
          Total deferred credits                          55,176      59,729
Long-term debt                                            44,000      44,000
Preferred stock, 5%, redeemable                            4,499       4,499
Stockholder's equity                                     128,947     120,144
                                                         -------     -------
                                                       $ 293,644     293,614
                                                         =======     =======

See accompanying notes to financial statements.

                         ALIANT COMMUNICATIONS CO.
                          Statements of Earnings
               Years ended December 31, 1996, 1995 and 1994

                                                     1996      1995      1994
                                                       (Dollars in thousands)
Operating revenues:
  Telephone revenues:
   Local network services                       $  74,878    71,491    68,090
   Access services                                 56,746    53,653    50,569
   Long distance services                          12,260    13,376    13,580
   Other wireline communication services           25,105    23,291    24,060
                                                  -------   -------   -------
          Total telephone revenues                168,989   161,811   156,299
  Wireless communications services                 18,710    14,060    10,740
  Telephone equipment sales and services            6,907     7,432     7,517
                                                  -------   -------   -------
          Total operating revenues                194,606   183,303   174,556
                                                  -------   -------   -------
Operating expenses:
  Depreciation                                     36,989    32,859    31,513
  Additional non-recurring depreciation on
   cellular equipment                                 -         -       3,761
  Other operating expenses                         93,105    85,755    82,681
  Restructuring charges                               -      21,215       -
  Taxes, other than payroll and income              3,396     3,125     3,125
                                                  -------   -------   -------
          Total operating expenses                133,490   142,954   121,080
                                                  -------   -------   -------
          Operating income                         61,116    40,349    53,476
                                                  -------   -------   -------
Non-operating income and expense:
  Income from interest and other investments        1,736     3,395     1,833
  Interest expense and other deductions             5,271     7,766     6,204
                                                  -------   -------   -------
          Net non-operating expense                 3,535     4,371     4,371
                                                  -------   -------   -------
          Income before income taxes and
           extraordinary item                      57,581    35,978    49,105
Income taxes                                       22,053    13,653    18,936
                                                  -------   -------   -------
          Income before extraordinary item         35,528    22,325    30,169
Extraordinary item                                    -     (16,516)      -
                                                  -------   -------   -------
          Net income                               35,528     5,809    30,169
Preferred dividends                                   225       225       225
                                                  -------   -------   -------
          Earnings available for common shares  $  35,303     5,584    29,944
                                                  =======   =======   =======

See accompanying notes to financial statements.

                        ALIANT COMMUNICATIONS CO.
                   Statements of Stockholder's Equity
              Years ended December 31, 1996, 1995 and 1994

                                                     1996      1995      1994
                                                      (Dollars in thousands)
Stockholder's equity:
  Common stock of $3.125 par value per share.
   Authorized 10,000 shares; issued
    1,000 shares                                $       3         3         3
                                                  -------   -------   -------
  Premium on common stock                          32,492    32,492    32,492
                                                  -------   -------   -------
  Retained earnings:
   Beginning of year                               87,649   106,565    98,621
   Net income                                      35,528     5,809    30,169
   Dividends declared:
    5% cumulative preferred - $5.00 per share        (225)     (225)     (225)
    Common - $26,500 per share in 1996,
     $24,500 per share in 1995 and
     $22,000 per share in 1994                    (26,500)  (24,500)  (22,000)
                                                  -------   -------   -------
   End of year                                     96,452    87,649   106,565
                                                  -------   -------   -------

          Total stockholder's equity            $ 128,947   120,144   139,060
                                                  =======   =======   =======

See accompanying notes to financial statements.

                         ALIANT COMMUNICATIONS CO.
                         Statements of Cash Flows
               Years ended December 31, 1996, 1995 and 1994
                                                      1996      1995      1994
                                                       (Dollars in thousands)
Cash flows from operating activities:
  Net income                                      $ 35,528     5,809    30,169
                                                    ------    ------    ------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                  37,020    32,891    35,305
     Extraordinary item                                -      16,516       -
     Restructuring changes                             -      21,215       -
     Deferred income taxes                          (3,459)   (6,949)   (1,986)
     Changes in assets and liabilities resulting
      from operating activities:
        Receivables                                  2,911    (7,006)   (2,178)
        Other assets                                (4,343)   (3,438)    1,033
        Accounts payable and accrued expenses         (692)    2,231     6,222
        Other liabilities                            2,879    (2,226)     (404)
                                                    ------    ------    ------
          Total adjustments                         34,316    53,234    37,992
                                                    ------    ------    ------
          Net cash provided by operating activities 69,844    59,043    68,161
                                                    ------    ------    ------
Cash flows used for investing activities:
  Expenditures for property and equipment          (36,954)  (39,384)  (31,393)
  Net salvage on retirements                           939     2,114       972
                                                    ------    ------    ------
          Net capital additions                    (36,015)  (37,270)  (30,421)
  Purchases of investments and other assets, net       (73)   (1,415)   (1,545)
  Purchases of temporary investments               (10,175)   (4,417)  (16,510)
  Maturities and sales of temporary investments     15,013    13,010    20,664
                                                    ------    ------    ------
          Net cash used for investing activities   (31,250)  (30,092)  (27,812)
                                                    ------    ------    ------
Cash flows used for financing activities:
  Dividends to stockholders                        (26,225)  (23,725)  (21,725)
  Proceeds from issuance of note payable to bank       -         -       1,000
  Payments on note payable to bank                  (8,000)   (9,000)  (14,000)
                                                    ------    ------    ------
          Net cash used in financing activities    (34,225)  (32,725)  (34,725)
                                                    ------    ------    ------
Net increase (decrease) in cash and cash
 equivalents                                         4,369    (3,774)    5,624
Cash and cash equivalents, beginning of year        13,496    17,270    11,646
                                                    ------    ------    ------
Cash and cash equivalents, end of year            $ 17,865    13,496    17,270
                                                    ======    ======    ======

(CONTINUED)

                         ALIANT COMMUNICATIONS CO.
                     Statements of Cash Flows (Cont'd)
               Years ended December 31, 1996, 1995 and 1994

                                                      1996      1995      1994
                                                       (Dollars in thousands)

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                      $  4,537     5,349     5,459
                                                    ======    ======    ======
    Income taxes                                  $ 22,446    23,431    22,704
                                                    ======    ======    ======
See accompanying notes to financial statements.

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements
December 31, 1996, 1995 and 1994

 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General
       All of the outstanding common stock of Aliant Communications Co. (the Company) is owned by Aliant Communications Inc., formerly known as Lincoln Telecommunications Company (the Parent). The Company provides local and long-distance telephone service in 22 southeastern counties of Nebraska and cellular telecommunication service in the Lincoln, Nebraska Metropolitan Statistical Area.

       On July 18, 1996, the Parent approved an amendment to the Company's Articles of Incorporation whereby the name of the Company changed from The Lincoln Telephone and Telegraph Company to Aliant
       Communications Co. effective September 3, 1996.

       Effective December 31, 1995, the Company discontinued accounting for their operations under the provisions of Statement of Financial Accounting Standards (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation (see note 2).

     Property and Equipment
       Property and equipment is stated at cost. Replacements and renewals of items considered to be units of property are charged to the property and equipment accounts. Maintenance and repairs of units of property and replacements and renewals of items determined to be less than units of property are charged to expense. Property and equipment retired or otherwise disposed of in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation. The Company capitalizes estimated costs of debt and equity funds used for construction purposes. No significant costs were capitalized during the three years ended December 31, 1996. Depreciation on property and equipment is determined by using the straight-line method based on estimated service and remaining lives.

     Income Taxes
       The Company files a consolidated income tax return with the Parent and the Parent's other subsidiaries. The Company's share of the consolidated tax liability is determined by computing the Company's liability as if a separate return had been filed.

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements
Page 2

 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Income Taxes, Continued
       Deferred income taxes arise primarily from reporting differences for book and tax purposes related to depreciation and postretirement benefits.

       Investment tax credits related to telephone property and equipment were deferred and are being taken into income over the estimated useful lives of such property and equipment.

     Retirement Benefits
       The Company has a non-contributory qualified defined benefit pension plan which covers substantially all employees of the Parent and its subsidiaries. The Parent also has a qualified defined contribution profit-sharing plan which covers substantially all non-union-eligible employees. Costs of the pension and profit-sharing plans are funded as accrued.

     Revenue Recognition
       Telephone and wireless revenues are recognized when earned and are primarily derived from usage of the Company's network and facilities. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.

     Statements of Cash Flows
       For purposes of the statements of cash flows, the Company considers all temporary investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents of $13,181,000 and $13,037,000 at December 31, 1996 and 1995,
       respectively, consist of short-term fixed income securities.

     Use of Estimates
       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements
Page 3

 (2) EXTRAORDINARY ITEM - DISCONTINUANCE OF REGULATORY ACCOUNTING
     PRINCIPLES, CONTINUED

     As a result of the Company's conclusion, a non-cash, extraordinary charge was recorded in December 1995. The following table summarizes the extraordinary charge.

                                                  Pre-tax    After-tax
       (Dollars in thousands)                     -------    ---------
       Increase to accumulated depreciation      $ 22,069       13,305
       Elimination of net regulatory assets         3,799        3,211
                                                   ------       ------
         Total extraordinary charge              $ 25,868       16,516
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

 (3) PROPERTY AND EQUIPMENT

     The table below summarizes the property and equipment at December 31, 1996 and 1995.

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements

 (3) PROPERTY AND EQUIPMENT, CONTINUED

                                      1996                   1995
                                         Accumulated           Accumulated
                                         depreciation          depreciation
                                             and                   and
        Classification            Cost   amortization   Cost   amortization
(Dollars in thousands)            ----   ------------   ----   ------------
      Land                     $   2,794        -        2,783        -
      Buildings                   27,859     12,242     27,180     11,547
      Equipment                  449,177    257,751    429,968    238,330
      Motor vehicles and other
        work equipment            11,842      4,916     11,413      4,535
                                 -------    -------    -------    -------
           Total in service      491,672    274,909    471,344    254,412
      Under construction           5,142        -        5,947        -
                                 -------    -------    -------    -------
                               $ 496,814    274,909    477,291    254,412
                                 =======    =======    =======    =======

     The composite depreciation rate for property and equipment was 7.8% in 1996, 7.2% in 1995 and 7.1% in 1994. The rate does not include the extraordinary charge in 1995.

     Construction expenditures for 1997 are expected to approximate $52.9 million. The Company anticipates funding construction from operating activities, existing temporary investments, and short-term debt.

     Due to changes in technology, customer growth, and usage demand for cellular services in their respective markets, the Company installed new cellular telephone systems replacing existing systems serving these markets in 1994. The systems became operational in April 1995.

     The implementation of these system upgrades caused the early retirement of certain existing analog equipment prior to the expiration of its anticipated useful life. As a result, in the first quarter 1994, the Company wrote down the value of these assets by approximately $3,398,000. During the fourth quarter of 1994, the Company recognized an additional charge of approximately $363,000 after evaluating updated information. The after-tax impact of these non-recurring non-cash charges to earnings was $2,267,000.

     Substantially all property and equipment, with the exception of motor vehicles, is mortgaged or pledged to secure the first mortgage bonds. Under certain circumstances, as defined in the bond indenture, all assets become subject to the lien of the indenture.

 (4) TEMPORARY INVESTMENTS

     All of the Company's investments in debt and equity securities are classified as available for sale. The Company does not invest in securities classified as held to maturity or trading securities. The following sets forth certain fair value information.

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements

 (4) TEMPORARY INVESTMENTS, CONTINUED

                                                                 Estimated
                                   Amortized   Gross unrealized    market
            1996                     cost      Gains   Losses       value
      (Dollars in thousands)         ----      -----   ------       -----
      U. S. Government obligations  $ 2,663      14      (12)      2,665
      U. S. Government agency
        obligations                   3,400      32      (60)      3,372
      Corporate debt securities         624      15      (32)        607
                                     ------     ---      ---      ------
                                    $ 6,687      61     (104)      6,644
                                      =====     ===      ===       =====
            1995
      Equity securities            $  1,222      36      (43)      1,215
      U. S. Government obligations      502      -        (3)        499
      U. S. Government agency
        obligations                   7,253     120      (52)      7,321
      Corporate debt securities       2,548      30      (72)      2,506
                                     ------     ---      ---      ------
                                   $ 11,525     186     (170)     11,541
                                     ======     ===      ===      ======

     The net unrealized gain (loss) on investments available for sale is not reported separately as a component of stockholder's equity due to its insignificance to the balance sheet at December 31, 1996 and 1995.

     The amortized cost and estimated market value of debt securities at December 31, 1996 and 1995, by contractual maturity, are shown below. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         1996               1995
                                  ------------------- -------------------
                                            Estimated           Estimated
                                  Amortized  Market   Amortized  market
                                    cost     value      cost     value
     (Dollars in thousands)         ----     -----      ----     -----
     Due after three months
       through five years       $  1,182     1,192     4,688     4,735
     Due after five years
       through ten years           3,801     3,725     1,829     1,755
     Thereafter                    1,704     1,727     3,786     3,836
                                  ------    ------    ------    ------
                                $  6,687     6,644    10,303    10,326
                                  ======    ======    ======    ======

     The gross realized gains and losses on the sale of securities were insignificant to the financial statements for the years ended December 31, 1996 and 1995.

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements

 (5) REDEEMABLE PREFERRED STOCK

     The Company has 5% preferred stock with $100 par value per share. The preferred stock is cumulative, non-voting, non-convertible and redeemable solely at the Company's option at $105 per share, for a liquidating amount of $4,724,000, plus accrued dividends. There were 44,991 shares outstanding for each of the years ended December 31, 1996, 1995 and 1994.

 (6) DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     The Company's parent has an employee and stockholder dividend reinvestment and stock purchase plan (Plan) which is available to the Company's employees.

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

     Expenses incurred by the Company related to the Plan were approximately $29,000, $28,700 and $30,700 in 1996, 1995 and 1994,
     respectively.

 (7) LONG-TERM DEBT AND NOTE PAYABLE

     Long-term debt at December 31, 1996 and 1995 consists of 9.91% First Mortgage Bonds of $44 million. The First Mortgage Bonds are due June 1, 2000 with interest payable semi-annually.

     The Company had a variable-rate note payable to a bank with an interest rate of 6.26% at December 31, 1995. The weighted-average interest rate on the note payable was 6.3% for the year ended December 31, 1995. The note payable was paid in February 1996.

     The long-term debt agreement contains various restrictions including those relating to payment of dividends by the Company to its parent. In management's opinion, the Company has complied with all such requirements. At December 31, 1996, approximately $24.7 million of retained earnings were available for the payment of cash dividends to the parent under the most restrictive provisions of such agreements.

 (8) INCOME TAXES

     The components of income taxes from operations before the extraordinary item are shown on the following page.

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements

 (8) INCOME TAXES, CONTINUED
                                                  1996      1995      1994
         (Dollars in thousands)                   ----      ----      ----
         Current:
            Federal                           $ 21,541    19,130    17,953
            State                                4,738     2,484     4,006
                                                ------    ------    ------
                                                26,279    21,614    21,959
                                                ------    ------    ------
         Investment tax credits                   (767)   (1,136)   (1,060)
                                                ------    ------    ------
         Deferred:
            Federal                             (2,858)   (5,883)   (1,908)
            State                                 (601)     (942)      (55)
                                                ------    ------    ------
                                                (3,459)   (6,825)   (1,963)
                                                ------    ------    ------
            Total income tax expense          $ 22,053    13,653    18,936
                                                ======    ======    ======

     Shown below is a reconciliation between the statutory Federal income tax rate and the Company's effective tax rate for each of the years in the three-year period ended December 31, 1996.

                                         1996             1995             1994
                                    --------------   --------------   --------------
                                             % of             % of             % of
                                            pretax           pretax           pretax
                                    Amount  income   Amount  income   Amount  income
     (Dollars in thousands)         ------  ------   ------  ------   ------  ------
     Computed "expected" tax
       expense                    $ 20,153   35.0%  $ 12,592  35.0%  $ 17,187  35.0%
     State income tax expense,
       net of Federal income tax
       benefit                       2,689    4.7      2,042   5.7      2,568   5.2
     Nontaxable interest income        (59)   (.1)      (103)  (.3)      (104)  (.2)
     Amortization of regulatory
       deferred charge                 -      -        1,914   5.3      1,914   3.9
     Amortization of regulatory
       deferred liabilities            -      -       (1,790) (5.0)    (1,891) (3.9)
     Amortization of investment tax
       credits                        (767)  (1.3)    (1,136) (3.2)    (1,060) (2.1)
     Other                              37     .1        134    .5        322    .6
                                    ------   ----     ------  ----     ------  ----
     Actual income tax expense    $ 22,053   38.4%    13,653  38.0%  $ 18,936  38.5%
                                    ======   ====     ======  ====     ======  ====

     Shown on the following page are the significant components of deferred income tax attributable to income from operations for the years ended December 31, 1996, 1995 and 1994.

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements
Page 8

 (8) INCOME TAXES, CONTINUED
                                                 1996      1995      1994
       (Dollars in thousands)                    ----      ----      ----
       Deferred tax expense (benefit)
        (exclusive of the effects of
         amortization below)                 $ (3,459)   (6,949)   (1,986)
       Amortization of regulatory
         deferred charges                         -       1,914     1,914
       Amortization of regulatory
         deferred liabilities                     -      (1,790)   (1,891)
                                                -----     -----     -----
                                             $ (3,459)   (6,825)   (1,963)
                                                =====     =====     =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:
                                                           1996      1995
       (Dollars in thousands)                              ----      ----
       Deferred tax assets:
          Accumulated postretirement benefit cost      $ 18,251    17,493
          Voluntary early retirement liability            6,337     7,697
          Other                                           2,239     2,686
                                                         ------    ------
               Total gross deferred tax assets           26,827    27,876
       Less valuation allowance                             -         -
                                                         ------    ------
               Net deferred tax assets                   26,827    27,876
                                                         ------    ------
       Deferred tax liabilities:
          Plant and equipment, principally due to
            depreciation differences                     27,867    30,820
            Other                                           270     1,825
                                                         ------    ------
               Total gross deferred tax liabilities      28,137    32,645
                                                         ------    ------
               Net deferred tax liabilities            $  1,310     4,769
                                                         ======    ======

     As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and the Company's expected taxable income in future years, no valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was necessary.

 (9) BENEFIT PLANS

     The Company has a non-contributory defined benefit pension plan covering substantially all employees with at least one year of service. Other companies affiliated with the Company through common ownership also participate in the plan. Annual contributions to the

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements

 (9) BENEFIT PLANS, CONTINUED

     plan are designed to fund current and past service costs as determined by independent actuarial evaluations.

     The net periodic pension credit for all affiliated companies amounted to $608,000, $1,389,000, and $1,570,000 in 1996, 1995 and 1994,
     respectively. The net periodic pension credit is comprised as shown on the following page. The components of pension costs for individual affiliates are not available.

                                                 1996      1995      1994
       (Dollars in thousands)                    ----      ----      ----
       Service cost - benefits earned
         during the period                   $  3,538     3,628     3,479
       Interest cost on projected benefit
         obligations                           11,338     9,286     8,797
       Actual return on plan assets           (19,287)  (37,696)    1,529
       Amortization and deferrals, net          3,803    23,393   (15,375)
                                               ------    ------    ------
              Net periodic pension cost
               (credit)                      $   (608)   (1,389)   (1,570)
                                               ======    ======    ======

     The table below summarizes the funded status of the pension plan at December 31, 1996 and 1995.

                                                            1996      1995
                                                     (Dollars in thousands)
       Actuarial present value of benefit pension
        obligation:
          Vested                                       $ 134,110   131,751
          Nonvested                                       18,357    16,569
                                                         -------   -------
               Accumulated benefit pension obligation  $ 152,467   148,320
                                                         =======   =======

       Projected benefit pension obligation            $ 169,759   164,932
       Less, plan assets at market value                 218,507   207,940
                                                         -------   -------
               Excess of plan assets over projected
                benefit pension obligation                48,748    43,008
       Unrecognized prior service cost                     7,065     7,644
       Unrecognized net gain                             (63,548)  (57,563)
       Unrecognized net asset being recognized over
        15.74 years                                       (8,223)   (9,655)
                                                         -------    ------
               (Accrued)/prepaid pension cost          $ (15,958)  (16,566)
                                                         =======   =======

     The assets of the pension plan are invested primarily in marketable equity and fixed income securities and U.S. Government obligations.

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements

 (9) BENEFIT PLANS, CONTINUED

     The assumptions used in determining the funded status information and pension expense were as follows:

                                                      1996   1995 and 1994
                                                      ----   -------------
       Discount rate                                  7.10%      7.10%
       Rate of salary progression                     5.50       6.00
       Expected long-term rate of return on assets    8.00       8.00

     In addition to the defined benefit pension plan, the Parent has a defined contribution profit-sharing plan which covers any non-union-eligible employees of the Company who have completed one year of service. Participants may elect to deposit a maximum of 15% of their wages up to certain limits. The Company matches 25% of the participants' contributions up to 5% of their wages. The profit-sharing plan also has a provision for an employee stock ownership fund, to which the Company has contributed an additional 1.75% of each eligible participant's wage. The Company's matching contributions and employee stock ownership fund contributions are used to acquire common stock of the Parent. The Company's combined contributions totaled $531,700, $556,300 and $550,100 for 1996, 1995 and 1994, respectively.

     In July 1995, the Company announced its decision to reduce its operator services work force from 140 to approximately 50 employees by the end of 1995. The remaining work force handles the Company's long distance operator service needs. The Company offered retirement and separation incentives along with out-placement services to those employees affected by the work force adjustment. As a result, the Company recognized a restructuring charge of $1.5 million. The charge reduced the Company's pension asset by $1.1 million for pension enhancements. The charge included severance payments of approximately $400,000.

     In addition, in November 1995, the Company announced its plans to reduce its existing work force by offering a voluntary early retirement program to eligible employees. The eligible employees were both management and non-management employees. The Company implemented an enhancement to the Company's pension plan by adding five years to both the age and net credited service for eligible employees. The program also provides for the employees to receive a lump-sum payment and a supplemental monthly income payment in addition to their normal pension. As a result of 319 employees accepting this voluntary early retirement offer, the Company recorded a reduction to its pension asset and recognized a restructuring charge of $19.7 million at December 31, 1995. The charge included pension enhancements of $22.7 million and curtailment gains of $3.0 million.

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements

(10) POSTRETIREMENT BENEFITS

     The Company sponsors a health care plan that provides postretirement medical benefits and other benefits to employees who meet minimum age and service requirements upon retirement. Currently, substantially all of the Company's employees may become eligible for those benefits if they have 15 years of service with normal or early retirement. The Company accounts for these benefits during the active employment of the participants.

     The following table presents the plan's status reconciled with amounts recognized in the Company's balance sheet at December 31, 1996 and 1995:

                                                           1996      1995
       (Dollars in thousands)                              ----      ----
       Accumulated postretirement benefit
        obligation:
          Retirees                                     $ 33,212    29,520
          Fully eligible active plan participants        11,929    11,551
          Other active plan participants                  6,677     9,663
                                                         ------    ------
                                                         51,818    50,734
       Plan assets at fair value                            -         -
       Unrecognized prior service cost                   (1,531)   (1,633)
       Unrecognized net loss                             (5,324)   (5,666)
                                                         ------    ------
                Accrued postretirement benefit cost    $ 44,963    43,435
                                                         ======    ======

     Net periodic postretirement benefit costs for the years ended December 31, 1996, 1995 and 1994 include the following components:

                                                 1996      1995      1994
       (Dollars in thousands)                    ----      ----      ----

       Service cost                           $   458       358       400
       Interest cost                            3,961     3,862     3,625
       Net deferral and amortization              140       206       158
                                                -----     -----     -----
       Net periodic postretirement
        benefit costs                         $ 4,559     4,426     4,183
                                                =====     =====     =====

     For purposes of measuring the benefit obligation, the following assumptions were used:

                                                      1996      1995
                                                      ----      ----
       Discount rate                                   8.0%     8.0%
       Health care cost trend rate                    10.8     11.3

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements

(10) POSTRETIREMENT BENEFITS, CONTINUED

     For purposes of measuring the benefit cost, the following assumptions were used:
                                                 1996      1995 and 1994
                                                 ----      -------------
       Discount rate                              8.0%          8.0%
       Health care cost trend rate               11.3          11.7

     This health care cost trend rate of increase is assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one percentage point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost by approximately $331,000 and increase the accumulated postretirement benefit obligation by approximately $3.7 million.

(11) STOCK AND INCENTIVE PLAN

     The Parent has adopted a stock and incentive plan which provides for the award of short-term incentives (payable in cash or restricted stock), stock options, stock appreciation rights or restricted stock to certain officers and key employees of the Company and its affiliates conditioned upon the Parent and its subsidiaries attaining certain performance goals.

     Under the plan, options may be granted for a term not to exceed ten years from date of grant. The option price is the fair market value of the shares on the date of grant. Such exercise price was $11.50 for the 1990 options, $12.75 for the 1992 options, $16.50 for the 1995 options and $16.75 for the 1996 options. The exercise price of a stock option may be paid in cash, shares of the Parent's common stock or a combination of cash and shares.

                                                  1996      1995      1994
                                                  ----      ----      ----
         Outstanding at January 1              146,412   100,150   110,650
         Granted                                58,400    53,450       -
         Exercised                              (9,475)   (3,100)  (10,500)
         Canceled                                  -      (4,088)      -
                                               -------   -------   -------
         Outstanding at December 31            195,337   146,412   100,150
                                               =======   =======   =======
         Exercisable at December 31             92,237    98,412    32,150
                                               =======   =======   =======

     All of the above information reflects the effect of the 100% stock dividend paid by the Parent on January 6, 1994.

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
     (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements

(11) STOCK AND INCENTIVE PLAN, CONTINUED

     recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted FAS 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FAS 123.

     The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.44 and $7.45 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 3.59%, risk-free interest rate of 6.41%, expected volatility factor of 27.0%, and an expected life of 5.75 years; 1995 - expected dividend yield 2.7%, risk-free interest rate of 5.36%, expected volatility factor of 27.5%, and an expected life of 5.45 years.

     Since the Company applies APB Opinion No. 25 in accounting for its plan, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under FAS 123, the Company's net income for 1996 and 1995 would have been reduced by approximately $14,000 and $7,000, respectively.

     Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 4 years for the 1996 and 1995 options. Compensation cost for options granted prior to January 1, 1995 is not considered.

     The plan also provides for the granting of stock appreciation rights
     (SARs) to holders of options, in lieu of stock options, upon lapse of stock options or independent of stock options. Such rights offer optionees the alternative of electing not to exercise the related stock option, but to receive instead an amount in cash, stock or a combination of cash and stock equivalent to the difference between the option price and the fair market value of shares of the Parent's stock on the date the SAR is exercised. No SARs have been issued under the plan.

     In addition, 8,867 shares, 10,836 shares and 11,323 shares of restricted stock were awarded from stock purchased on the open market by the Parent during 1996, 1995 and 1994, respectively. Recipients of

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements

(11) STOCK AND INCENTIVE PLAN, CONTINUED

     the restricted stock are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of the shares for two years subsequent to issuance unless employment is terminated earlier due to death, disability or retirement.

     Amounts charged against 1996, 1995 and 1994 net income for cash and restricted stock awards were $222,000, $307,000 and $297,000, respectively. Pursuant to the plan, 2,000,000 shares of the Parent's common stock are reserved for issuance under this plan.

(12) RELATED PARTY TRANSACTIONS

     The Company had sales to Aliant Systems Inc., a subsidiary of the Parent, for access and billing services of approximately $4,209,000 in 1996, $4,342,000 in 1995 and $5,165,000 in 1994.

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                 First   Second    Third   Fourth
            1996                quarter  quarter  quarter  quarter  Total
     (Dollars in thousands)     -------  -------  -------  -------  -----
     Operating revenues       $ 47,770   48,779   48,405   49,652  194,606
                                ======   ======   ======   ======  =======
     Net income               $  8,414    9,485    8,996    8,633   35,528
                                ======   ======   ======   ======   ======

            1995
     Operating revenues       $ 44,847   45,382   46,701   46,373  183,303
                                ======   ======   ======   ======  =======
     Income (loss) before
      extraordinary item      $  7,853    8,394    8,379   (2,301)  22,325
     Extraordinary item             -       -        -    (16,516) (16,516)
                                ------   ------   ------   ------   ------
           Net income (loss)  $  7,853    8,394    8,379  (18,817)   5,809
                                ======   ======   ======   ======   ======

     During the fourth quarter 1995, the Company recognized a restructuring charge of $19.7 million. The charge had the effect of reducing net income by $11.9 million for the quarter ended December 31, 1995.

(14) MAJOR CUSTOMER

     The Company derives significant revenues from AT&T principally from network access and billing and collecting service. For the years ended 1996, 1995 and 1994, the Company recognized revenue of $22,206,000, $27,808,000 and $29,680,000, respectively. This represented approximately 11.4%, 15.2% and 17.0% of revenues for the years ended 1996, 1995 and 1994, respectively. No other customer accounted for more than 10% of revenues.

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and Cash Equivalents, Investments and Other Assets, Receivables and Accounts Payable
       The carrying amount approximates fair value because of the short maturity of these instruments.

     Temporary Investments
       The fair values of the Company's marketable investment securities are based on quoted market prices. See note 4 for the estimated fair value of temporary investments.

     Long-Term Debt
       The fair value of the Company's long-term debt instrument is based on the amount of future cash flows associated with the instrument discounted using the Company's current borrowing rate on similar debt instruments of comparable maturity. The long-term debt has a carrying value of $44 million at December 31, 1996 and 1995 and an estimated fair value of $48.6 million and $51.2 million at December 31, 1996 and 1995, respectively.

     Limitations
       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                       ALIANT COMMUNICATIONS CO.

              Independent Auditors' Report and Schedules
             Form 10-K Securities and Exchange Commission

                   December 31, 1996, 1995 and 1994

              (With Independent Auditors' Report Thereon)

                       ALIANT COMMUNICATIONS CO.
                       Index to Schedule Filed

                                                         Schedule

Independent Auditors' Report

Valuation and Qualifying Accounts - Years ended
 December 31, 1996,1995 and 1994                            II


All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the financial statements and notes thereto.

KPMG Peat Marwick LLP
233 South 14th Street, Suite 1600
Lincoln, NE  68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE  68102

                     INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Aliant Communications Co.:


Under date of February 7, 1997, we reported on the balance sheets of Aliant Communications Co. as of December 31, 1996 and 1995, and the related statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1996. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

Lincoln, Nebraska
February 7, 1997

ALIANT COMMUNICATIONS CO.                                       Schedule II
Valuation and Qualifying Accounts
Years ended December 31, 1996, 1995 and 1994


                                            Additions   Deductions
                                Balance at  charged to     from     Balance
                                beginning   costs and    allowance   at end
            Description           of year    expenses      (note)   of year
(Dollars in thousands)            -------    --------      ------   -------

Year ended December 31, 1996,
   Allowance deducted from asset
   accounts, allowance for
   doubtful receivables            $ 155        739        735       159
                                     ===        ===        ===       ===

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
                                     ===        ===        ===       ===


Note: Customers' accounts written-off, net of recoveries.