Form 10-Q
period 1997-03-31
ALIANT COMMUNICATIONS CO
filed 1997-05-15
CIK 59584

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                   ----------------------------------------

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---              THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1997

                                   OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
    ---           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                       Commission File No.   2-39373
                   ---------------------------------------
                      Aliant Communications Co.
       (Exact name of registrant as specified in its charter)

              Delaware                                47-0223220
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

    1440 M Street, Lincoln, Nebraska                      68508

(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  402-436-5289

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


       Class of Common Stock                Outstanding at March 31, 1997
         $3.125 par value                            1,000 Shares

                  PART I - FINANCIAL INFORMATION

                     ALIANT COMMUNICATIONS CO.


The following financial statements of Aliant Communications Co. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.
Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the 1996 Annual Report on Form 10-K, which is incorporated by reference.

Item 1 - Financial Statements

                             ALIANT COMMUNICATIONS CO.
                                   BALANCE SHEETS


                                              Mar. 31, 1997   Dec. 31, 1996
                                               (Unaudited)      (Audited)
                                              -------------   -------------
                                                  (Dollars in Thousands)
ASSETS
Current assets                                    $  67,452       $  58,903

Property and equipment less accumulated
   depreciation and amortization                    215,578         221,905

Investments and other assets                            396             409

Deferred charges                                     12,852          12,427
                                                    -------         -------

       Total assets                               $ 296,278       $ 293,644
                                                    =======         =======

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities          $  61,299       $  61,022

Deferred credits and other long-term liabilities     55,257          55,176

Long-term debt                                       44,000          44,000

Preferred stock, 5%, redeemable                       4,499           4,499

Stockholder's equity                                131,223         128,947
                                                    -------         -------

       Total liabilities and stockholder's
        equity                                    $ 296,278       $ 293,644
                                                    =======         =======


                            ALIANT COMMUNICATIONS CO.
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                   Three Months Ended
                                             Mar. 31, 1997    Mar. 31, 1996
                                             -------------    -------------
                                                 (Dollars in Thousands)
Operating revenues:
   Telephone revenues:
      Local network services                    $ 19,342        $ 18,448
      Access services                             14,809          14,070
      Long distance services                       2,891           3,245
      Other wireline communications services       6,738           6,216
                                                  ------          ------
         Total telephone revenues                 43,780          41,979
                                                  ------          ------
   Wireless communications services                5,039           4,053
   Telephone equipment sales and services          1,570           1,738
                                                  ------          ------
         Total operating revenues                 50,389          47,770
                                                  ------          ------
Operating expenses:
   Depreciation                                    9,548           9,103
   Other operating expenses                       23,888          23,444
   Taxes, other than payroll and income              791             796
                                                  ------          ------
      Total operating expenses                    34,227          33,343
                                                  ------          ------
      Operating income                            16,162          14,427
                                                  ------          ------
Non-operating income and expense:
   Income from interest and other investments        379             669
   Other deductions                                  325             283
   Interest expense                                1,140           1,171
                                                  ------          ------
      Net non-operating expense                    1,086             785
                                                  ------          ------
      Income before income taxes                  15,076          13,642
Income taxes                                       5,744           5,228
                                                  ------          ------
      Net income                                   9,332           8,414
Preferred dividends                                   56              56
                                                  ------          ------
      Earnings available for common shares      $  9,276        $  8,358
                                                  ======          ======


                          ALIANT COMMUNICATIONS CO.
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                    Three Months Ended
                                             Mar. 31, 1997    Mar. 31, 1996
                                             -------------    -------------
                                                  (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                     $  9,332        $  8,414
                                                    ------          ------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                  9,555           9,111
      Deferred income taxes                           (259)          1,224
      Changes in assets and liabilities resulting
       from operating activities:
          Receivables                                1,271           3,645
          Other assets                                (733)           (574)
          Accounts payable and accrued expenses     (3,304)         (5,382)
          Other liabilities                          3,921           3,694
                                                    ------          ------
                 Total adjustments                  10,451          11,718
                                                    ------          ------
                 Net cash provided by operating
                  activities                        19,783          20,132
                                                    ------          ------

Cash flows from investing activities:
   Expenditures for property and equipment          (3,821)         (7,147)
   Net salvage on retirements                          599             (13)
                                                    ------          ------
                 Net capital additions              (3,222)         (7,160)
   Purchases and sales of investments and other
    assets, net                                         12            (123)
   Purchases of temporary investments                 (299)         (1,667)
   Maturities and sales of temporary investments       265           2,010
                                                    ------          ------
                 Net cash used for investing
                  activities                        (3,244)         (6,940)
                                                    ------          ------

(Continued on following page)

                          ALIANT COMMUNICATIONS CO.
                       STATEMENTS OF CASH FLOWS (Cont'd)
                                (UNAUDITED)

                                                    Three Months Ended
                                             Mar. 31, 1997    Mar. 31, 1996
                                             -------------    -------------
                                                  (Dollars in Thousands)

Cash flows used for financing activities:
   Dividends to stockholders                        (7,056)         (6,556)
   Payments on note payable to bank                    --           (8,000)
                                                    ------          ------
                 Net cash used in financing
                  activities                        (7,056)        (14,556)
                                                    ------          ------
Net increase (decrease) in cash and
 cash equivalents                                    9,483          (1,364)
Cash and cash equivalents, beginning of year        17,865          13,496
                                                    ------          ------

Cash and cash equivalents, end of quarter         $ 27,348        $ 12,132
                                                    ======          ======
Supplemental disclosure of cash flow information:
   Interest paid                                  $     13        $     99
                                                   =======          ======
   Income taxes paid                              $  2,894        $    --
                                                   =======          ======


                          ALIANT COMMUNICATIONS CO.

                        NOTES TO FINANCIAL STATEMENTS

(1) Business

The Form 10-Q reflects the operations of Aliant Communications Co. (the "Company", herein sometimes called "Telco"). The Company is a wholly-owned subsidiary of Aliant Communications Inc. The Company provides local and long distance telephone service in 22 southeastern counties of Nebraska. It further provides cellular telecommunications services in the Lincoln Metropolitan Statistical Area ("MSA") (which includes all of Lancaster County in Nebraska) under the name of Aliant Cellular-Lincoln ("Lincoln MSA").

The Telecommunications Act of 1996 (the "Act") was signed into effect in February 1996. The Act facilitates the entry of new competitors into the local exchange market by allowing companies to purchase and resell Incumbent Local Exchange Carrier ("ILEC") services, by requiring companies to unbundle their networks, and by requiring ILECs to negotiate interconnection agreements with companies desiring connection to ILEC networks. Telco may apply to the Nebraska Public Service Commission ("NPSC") for a waiver or modification of such requirements pursuant to
Section 251(f)2 of the Act. Telco has not received a bona fide request to negotiate an agreement for resale, unbundled network elements or interconnection with a Competitive Local Exchange Carrier ("CLEC"). The Act also provides new business opportunities for the Company, such as entry into the cable television market, and entry into additional geographic markets with either a full range of services or selected services to niche markets.

The FCC released an Order (the "Interconnection Order") on August 8,
1996, to implement the interconnection portion of the Act. The Interconnection Order contains pricing proxies which are unfavorable to ILECs. Several ILECs, including Telco, filed petitions to review the Interconnection Order with the Federal Courts and requested that the pricing provisions of the Interconnection Order be stayed. On October 15, 1996, the Eighth Circuit Court of Appeals entered an Order Granting Stay Pending Judicial Review which did stay the effectiveness of the pricing and the so-called "pick and choose" provisions of the Interconnection Order. The FCC and certain telecommunications companies requested a review of the Eighth Circuit's Stay Order by the United States Supreme Court; however, the Supreme Court declined to make such a review. While briefing and oral arguments have been completed, the case is pending for final decision by the Eighth Circuit.

On November 8, 1996, Telco announced a 10% increase to residential basic local service rates effective March 23, 1997. Telco had not increased such rates since 1991. The residential basic local exchange service increase is offset by an 8% to 10% reduction in Telco's long distance rates within its service area, and by a reduction to intrastate access service rates of approximately 16%. The passage of the Act, which encourages local exchange competition, necessitates rate adjustments by Telco to bring prices for residential basic local exchange service closer to actual costs. Taken as a whole, the projected annual revenue impact to the Company is expected to be a reduction of approximately $1.1 million in operating revenues.

Also effective March 23, 1997, Telco raised rates for two additional services. Pay phone rates increased from 25 cents to 35 cents per call, and directory assistance calls increased from 40 cents per call with two free calls per month to 60 cents per call with one free call per month, and no free calls for businesses. Telco is anticipating rate changes for some other services, which could take effect as early as the third quarter of 1997.

(2) Cellular Activities

The Company's wireless services include cellular operations and wide area paging services. The Company operates a cellular telecommunications system in the Lincoln MSA. In recent years, the Company has expanded its wireless operations considerably. The Company also sells cellular equipment.

The data summarized below reflects the Company's cellular operations.

     Supplemental Data for Lincoln MSA Cellular Operations
                          First Quarter

                                                Lincoln MSA

Acquisition Date (1)                           April 23, 1987
Percent Ownership                                   100.0

POPs (potential subscribers)         1997          229,000
                                     1996          229,000
                                     1995          221,000

Customer Lines                       1997           42,799
                                     1996           31,506
                                     1995           22,469

(1) The date the Company's operating license was granted in the Lincoln MSA.

(3) Restructuring Charges and Work Force Reduction

In November 1995, the Company announced its plans to reduce its existing work force by offering a voluntary early retirement program to eligible employees. The eligible employees are both management and non-management employees who are employed by the Company. The Company implemented an enhancement to the Company's pension plan by adding five years to both the age and net credited service for eligible employees. The program also provides for the employees to receive a lump-sum payment and a supplemental monthly income payment in addition to their normal pension. As a result of 319 employees accepting this voluntary early retirement offer, the Company recorded a reduction to its pension assets and recognized a restructuring charge of $19.7 million at December 31, 1995. Retirements under the program are being phased in and will become fully effective by December 31, 1997. It is anticipated that approximately 100 positions will need to be replaced by new hires at a lower cost.

Because the entire restructuring charge for the work force reduction was recorded in December 1995, and because the enhanced pension payments are paid through the Company pension fund, there has been no further financial impact to the Company. As of the end of first quarter 1997, 92 employees have retired under the voluntary early retirement program, including 13 retirements during first quarter 1997.

(4) Income Taxes

Total income tax expense for the three-month periods ended March 31, 1997 and 1996 was $5,744,000 and $5,228,000, respectively, and was comprised solely of income taxes on income from continuing operations. Income tax expense attributable to income from continuing operations for the three-month periods ended March 31, 1997 and 1996 consists of the following:

                                      Three Months Ended March 31,
  (Dollars in thousands)                1997             1996
------------------------------------------------------------------
  Current
    U.S. Federal                       $ 5,075         $ 3,756
    State and local                      1,095             876
                                      ---------       ---------
  Total current tax expense              6,170           4,632
  Deferred
    U.S. Federal                          (234)            676
    State and local                        (12)            111
                                      ---------       ---------
  Total deferred tax expense              (246)            787
  Investment tax credits                  (180)           (191)
                                      ---------       ---------
  Total income tax expense             $ 5,744         $ 5,228
                                      =========       =========

(5) Postretirement Benefits

In addition to the Company's defined benefit pension plan, the Company sponsors a health care plan (the "Plan") that provides postretirement medical and other benefits to employees who meet minimum age and service requirements upon retirement.

The following table presents the Plan's status reconciled with amounts recognized in the Company's balance sheet at December 31, 1996:

Accumulated Postretirement Benefit Obligation (Dollars in thousands):

    Retirees                                        $33,212
    Active plan participants - fully eligible        11,929
    Active plan participants - other                  6,677
                                                   ---------
                                                     51,818

    Unrecognized prior service cost                  (1,531)
    Unrecognized net loss                            (5,324)
                                                   ---------
    Accrued postretirement benefit costs            $44,963
                                                   =========

For purposes of measuring the benefit obligation, a discount rate of 8.0% and a 10.8% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1996. The projected rates for 1997 are 10.0% and 11.3%, respectively. The health care cost trend rate of increase was assumed to decrease gradually to 5.5% by the year 2004.

The Company has not designated any assets to fund Plan obligations. Net periodic postretirement benefit costs for the three-month periods ended March 31, 1997 and 1996 include the following components:

                                      Three Months Ended March 31,
  (Dollars in thousands)                1997             1996
-----------------------------------------------------------------
Service cost                           $   129         $   115
  Interest cost                          1,004             990
  Unrecognized prior service cost           27              27
  Amortization of unrecognized loss          2               8
                                      ---------       ---------
  Net periodic postretirement
    benefit costs                      $ 1,162         $ 1,140
                                      =========       =========

For purposes of measuring the benefit cost, a discount rate of 8.0% and an 11.3% annual rate of increase in the health care cost trend rate were assumed for 1996. The projected rates for 1997 are 8.0% and 10.8%, respectively. The health care cost trend rate of increase was assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported.

(6) Temporary Investments

The Company applies the provisions of FAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

FAS 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to FAS 115, the Company has classified all of its investments as "available for sale" at March 31, 1997 and December 31, 1996. This information is summarized as follows:

                                         March 31, 1997
----------------------------------------------------------------------
                                                               Estimated
                            Amortized     Gross   Unrealized    Market
  (Dollars in thousands)      Cost        Gains     Losses      Value
----------------------------------------------------------------------
U.S. Government
  obligations                $ 2,961         2        (44)      2,919
U.S. Government agency
  obligations                  3,136        17        (92)      3,061
Corporate debt
  securities                     624        14        (22)        616
                            ---------   -------   ---------   --------
                             $ 6,721        33       (158)      6,596
                            =========   =======   =========   ========

                                         December 31, 1996
----------------------------------------------------------------------
                                                               Estimated
                            Amortized     Gross   Unrealized    Market
  (Dollars in thousands)      Cost        Gains     Losses      Value
----------------------------------------------------------------------
U.S. Government
  obligations                  2,663        14        (12)      2,665
U.S. Government agency
  obligations                  3,400        32        (60)      3,372
Corporate debt
  securities                     624        15        (32)        607
                            ---------   -------   ---------   --------
                             $ 6,687        61       (104)      6,644
                            =========   =======   =========   ========

The net unrealized gain/(loss) on investments available for sale is not reported separately as a component of stockholders' equity due to its insignificance to the balance sheet at March 31, 1997 and December 31, 1996.

The amortized cost and estimated market value of debt securities at March 31, 1997 and December 31, 1996, by contractual maturity, are shown in the following tables. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          March 31, 1997
----------------------------------------------------------------
                                                       Estimated
                                       Amortized        Market
 (Dollars in thousands)                  Cost            Value
----------------------------------------------------------------
Due after three months through
  five years                            $ 1,232        $ 1,235
Due after five years through
  ten years                               3,804          3,676
Thereafter                                1,685          1,685
                                       ---------      ---------
                                        $ 6,721        $ 6,596
                                       =========      =========

                                          December 31, 1996
----------------------------------------------------------------
                                                       Estimated
                                       Amortized        Market
 (Dollars in thousands)                  Cost            Value
----------------------------------------------------------------
Due after three months through
  five years                            $ 1,182        $ 1,192
Due after five years through
  ten years                               3,801          3,725
Thereafter                                1,704          1,727
                                       ---------      ---------
                                        $ 6,687        $ 6,644
                                       =========      =========

The gross realized gains and losses on the sale of securities were insignificant to the financial statements at March 31, 1997 and December 31, 1996. The Company does not invest in securities classified as held to maturity or traded securities.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Total capital additions to telephone plant for 1997 are projected to be $52,799,000. During the three-month period ended March 31, 1997, cash provided by operating activities, less dividends paid, exceeded capital additions.

No long-term borrowings are anticipated for the balance of 1997.

RESULTS OF OPERATIONS

Revenues
--------
                                            Three Months Ended March 31
                                         ----------------------------------
(Dollars in thousands)                     1997      1996    Change    %
----------------------                     ----      ----    ------   ---
Operating revenues:
 Telephone revenues:
  Local network services                 $19,342   $18,448  $  894    4.8%
  Access services                         14,809    14,070     739    5.3%
  Long distance services                   2,891     3,245    (354) (10.9%)
  Other wireline communications services   6,738     6,216     522    8.4%
                                         --------  -------- -------
   Total telephone revenues               43,780    41,979   1,801    4.3%

 Wireless communications services          5,039     4,053     986   24.3%
 Telephone equipment sales and services    1,570     1,738    (168)  (9.7%)
                                         --------  --------  ------
   Total operating revenues              $50,389   $47,770  $2,619    5.5%

All comparisons hereinafter made are of first quarter 1997 with the same period in 1996. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $894,000 (4.8%). Basic local services revenue increased $883,000 (6.6%) led by growth in residential, business, and Centrex services revenue. Telephone access lines in service grew by 9,485 (3.7%) from March 31, 1996. Enhanced services revenue continued its strong growth with a 15.5% increase over first quarter 1996.

Access services revenue increased $739,000 (5.3%). This increase resulted primarily from increased volume of access minutes, which reached a total of
251.1 million minutes in first quarter 1997. Overall minutes of access use increased by 4.2%.

Long distance services revenue decreased $354,000 (10.9%), mainly due to continued competition for residential customers.

Other wireline communications services revenues, consisting of directory advertising and sales, carrier billing and collections, data communications, and miscellaneous items, increased $522,000 (8.4%). A significant part of the growth, $270,000, is due to increased directory advertising and sales revenue, as directory advertising continues to be actively promoted in our second year with our directory services provider. Data communications growth continues to be strong, mainly due to the growth of NAVIX, the Company's Internet access service.

Wireless communications services revenues increased $986,000 (24.3%) due to expansion of the customer base, with more significant increases being seen in access revenue opposed to usage. The number of cellular customer lines increased by 11,293 (35.8%) since March 31, 1996.

Telephone equipment sales and service revenue decreased $168,000 (9.7%).
The decrease is partly due to the sporadic nature of equipment sales; first quarter 1996 revenue was high relative to average quarterly revenue. Another factor causing the decrease was the reduction in the variety of phones and accessories included in the retail inventory in the phone centers.

Total operating revenues increased $2,619,000 (5.5%) for the three-month period ended March 31, 1997.

Operating Expenses
------------------
                                            Three Months Ended March 31
                                         ----------------------------------
(Dollars in thousands)                     1997      1996    Change    %
----------------------                     ----      ----    ------   ---
Depreciation and amortization            $ 9,548   $ 9,103  $  445    4.9%
Other operating expenses                  23,888    23,444     444    1.9%
Taxes, other than payroll and income         791       796      (5)  (0.6%)
                                         --------  -------- -------
   Total operating expenses              $34,227   $33,343  $  884    2.7%

All comparisons hereinafter made are of first quarter 1997 with the same period in 1996. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Depreciation increased $445,000 (4.9%). The increase is resulting from the addition of depreciable assets.

Total operating expenses increased $884,000 (2.7%) for the three-month period ended March 31, 1997, compared to the same period in 1996.

Non-Operating Income and Expense
--------------------------------
                                            Three Months Ended March 31
                                         ----------------------------------
(Dollars in thousands)                     1997      1996    Change    %
----------------------                     ----      ----    ------   ---
Income from interest and other
  investments                            $   379   $   669   $(290) (43.3%)
Other deductions                             325       283      42   14.8%
Interest expense                           1,140     1,171     (31)  (2.6%)
                                         --------  --------  ------
   Net non-operating expense             $ 1,086   $   785   $ 301   38.3%

Income from interest and other investments decreased $290,000 (43.3%), primarily as a result of a gain on the sale of some long-held common stock in first quarter 1996, which was not duplicated in first quarter 1997.


Income Taxes
------------

Income taxes increased $516,000 (9.9%), which is proportionate to the increase in taxable income.

                   PART II - OTHER INFORMATION


Item 1-5  -  Not applicable

Item 6     - a)  Not applicable

             b) During the quarter ended March 31, 1997, the Registrant did not file a Form 8-K.

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


                                  Aliant Communications Co.
                               ------------------------------
                                       (Registrant)





        May 15, 1997                /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





        May 15 1997                /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer

                                                                  Form 10-Q
                              Exhibit Index

Exhibit                Title                                       Page No.

  27          Financial Data Schedule                                  *